Form 10-Q
period 1996-06-30
MASON DIXON BANCSHARES INC/MD
filed 1996-08-13
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended June 31, 1996.



                     Commission File Number 0-20516
                    --------------------------------



                      MASON-DIXON BANCSHARES, INC.
                     ------------------------------
         (Exact name of Registrant as specified in its charter)



                Maryland                                 52-1764929
               ----------                               ------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)



 45 W. Main Street, Westminster, Maryland                  21157
- ------------------------------------------                -------
 (Address of principal executive offices)                (Zip Code)



                             (410) 857-3400
                         ----------------------
           Registrant's telephone number including area code:



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X                No
                         -----                 -----



The number of shares outstanding of the registrant's common stock on
June 30, 1996:      Common Stock, $1.00 Par Value --- 5,290,255.



PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                                         June 30,         December 31,
(Dollars in thousands)                                                                      1996                 1995
- ----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                $  27,939            $  16,102
Interest bearing deposits in other banks                                                     160                  413
Federal funds sold                                                                        10,982               16,588

Investment securities held to maturity - at amortized cost -                             201,096              166,377
     (fair value $199,049 and $168,370 respectively)
Investment securities available for sale - at fair value                                 165,980              174,135

Loans held for sale                                                                        1,714                1,662
Loans (net of unearned income of $935 and $688)                                          361,384              352,950
  Less:  Allowance for credit losses                                                      (4,928)              (4,729)
                                                                                        --------             --------
    Loans, net                                                                           356,456              348,221

Bank premises and equipment                                                               15,401               15,588
Other real estate owned                                                                      397                  447
Deferred tax assets                                                                        7,679                6,652
Mortgage sub-servicing rights                                                              4,025                4,198
Intangible assets                                                                          5,046                5,292
Accrued interest receivable and other assets                                              10,561               10,106
                                                                                        --------             --------
    Total Assets                                                                       $ 807,436            $ 765,781
                                                                                        ========             ========

LIABILITIES

Non-interest bearing deposits                                                          $  91,946            $  89,118
Interest bearing deposits                                                                518,369              504,717
                                                                                        --------             --------
    Total Deposits                                                                       610,315              593,835

Short-term borrowings                                                                     80,172               49,451
Long-term borrowings                                                                      40,641               49,129
Accrued expenses and other liabilities                                                     8,014                6,770
                                                                                        --------             --------
    Total Liabilities                                                                  $ 739,142            $ 699,185

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,290,255 and 5,258,040 shares for 1996
   and 1995 respectively                                                                   5,290                5,258
Surplus                                                                                   40,329               39,807
Retained earnings                                                                         23,465               20,645
Unrealized (depreciation) appreciation in certain debt and
   equity securities                                                                        (790)                 886
                                                                                        --------             --------
    Total Stockholders' Equity                                                            68,294               66,596

    Total Liabilities & Stockholders' Equity                                           $ 807,436            $ 765,781
                                                                                        ========             ========


Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.



                                               MASON-DIXON BANCSHARES, INC.

                                               CONSOLIDATED INCOME STATEMENT

                                                               Three Months Ending                    Six Months Ending
                                                                     June 30,                              June 30,
(Dollars in thousands, except per share data)                  1996            1995                  1996            1995
- --------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                             $    8,315      $    4,569            $   16,572      $    8,990
  Interest on deposits in other banks                            20               2                    25               4
  Interest on federal funds sold                                245              18                   538              35
  Interest and dividends on investment securities:
    Taxable interest and dividends                            4,945           4,251                 9,504           8,393
    Tax exempt interest and dividends                           980             876                 1,913           1,740
                                                           --------        --------              --------        --------
    Total interest income                                    14,505           9,716                28,552          19,162

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more            399             381                   955             639
    Other deposits                                            5,249           3,247                10,322           6,423
                                                           --------        --------              --------        --------
      Total interest on deposits                              5,648           3,628                11,277           7,062

Interest on short-term borrowings                               733           1,001                 1,257           1,927
Interest on long-term borrowings                                750             243                 1,475             494
                                                           --------        --------              --------        --------
    Total interest expense                                    7,131           4,872                14,009           9,483
                                                           --------        --------              --------        --------
Net interest income                                           7,374           4,844                14,543           9,679

Provision for credit losses                                     189              21                   189              26
                                                           --------        --------              --------        --------
Net interest income after provision for credit losses         7,185           4,823                14,354           9,653
                                                           --------        --------              --------        --------
Other Operating Income:
  Service charges on deposit accounts                           515             310                 1,008             606
  Trust department income                                       373             334                   786             543
  Gain/(Loss) on sale of securities                              55             (23)                  175              29
  Gain/(Loss) on sale of mortgage loans                          60              54                   152              59
  Other income                                                  409             244                   920             484
                                                           --------        --------              --------        --------
    Total other operating income                              1,412             919                 3,041           1,721

Other Operating Expenses:
  Salaries and employee benefits                              3,326           2,035                 6,631           4,109
  Occupancy expense of bank premises                            537             215                 1,103             433
  Furniture & equipment expenses                                431             241                   841             483
  FDIC insurance expense                                         46             213                    70             426
  Outside data processing expense                               238             208                   490             457
  Amortization of mortgage sub-servicing rights                 103               0                   207               0
  Amortization of other intangibles assets                      124               0                   247               0
  Other expenses                                                984             582                 2,097           1,124
                                                           --------        --------              --------        --------
    Total other operating expenses                            5,789           3,494                11,686           7,032
                                                           --------        --------              --------        --------
Income before income taxes                                    2,808           2,248                 5,709           4,342
Income tax expense                                              743             546                 1,569           1,030
                                                           --------        --------              --------        --------
Net Income                                               $    2,065      $    1,702            $    4,140      $    3,312
                                                           ========        ========              ========        ========

Per Share Data:
  Net Income                                             $     0.39      $     0.39            $     0.78      $     0.77
  Cash Dividend Paid                                     $    0.125      $    0.120            $    0.250      $    0.240

Average Shares Outstanding                                5,282,741       4,329,425             5,276,180       4,328,477



                                             MASON-DIXON BANCSHARES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Period Ended
                                                                                                    June 30,
(Dollars in thousands)                                                                      1996                 1995
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $  4,140             $  3,312
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                           683                  353
     Provision for credit losses                                                             189                   26
     Provision for deferred taxes                                                             20                    0
     Increase in accrued interest receivable and other assets                                (36)                (253)
     Proceeds from sales of investment securities - Trading                                2,000                1,510
     Purchases of investment securities - Trading                                         (2,000)              (1,500)
     Originations of loans held for sale                                                  (8,710)              (1,805)
     Proceeds from sales of loans held for sale                                            8,657                1,335
     Net gain on sale of assets                                                             (420)                 (37)
     Other - net                                                                           1,444                    5
                                                                                         -------              -------
    Net cash provided (used) by operating activities                                       5,967                2,946
                                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities - HTM                                   12,863                6,868
Proceeds from sales of investment securities - HTM                                             0                    0
Purchases of investment securities - HTM                                                 (46,557)             (10,777)
Proceeds from maturities of investment securities - AFS                                   16,019                5,133
Proceeds from sales of investment securities - AFS                                        55,091               19,059
Purchases of investment securities - AFS                                                 (66,890)             (29,424)
(Increase) decrease in loans                                                              (8,169)              (3,161)
Capital expenditures                                                                        (933)              (1,192)
Proceeds from sales of fixed assets                                                          639                    0
                                                                                         -------              -------
    Net cash provided (used) by investing activities                                     (37,937)             (13,494)
                                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                       16,480               (2,399)
Net (decrease) increase in long-term borrowings                                           (8,488)              (4,743)
Net increase (decrease) in short-term borrowings                                          30,721               19,150
Issuance of additional shares of common stock                                                555                   51
Repurchase of common stock                                                                     0                    0
Dividends paid                                                                            (1,320)              (1,039)
                                                                                         -------              -------
    Net cash provided (used) by financing activities                                      37,948               11,020
                                                                                         -------              -------

Net (decrease) increase in cash and cash equivalents                                       5,978                  472
Cash and cash equivalents at beginning of year                                            33,103               12,566
                                                                                         -------              -------
Cash and cash equivalents at end of period                                              $ 39,081             $ 13,038
                                                                                         =======              =======


See notes to the consolidated financial statements.



                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                                               Unrealized
                                                                                                              Appreciation
                                                                                                             in certain Debt
                                                                  Common                        Retained       and Equity
(Dollars in thousands)                                            Stock          Surplus        Earnings       Securities
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                     $  4,326       $ 26,734       $ 15,669       $ (3,956)

Net income (1st, six months 1995)                                       0              0          3,312              -

Issuance of additional shares of common stock                           3             48              0              -

Cash dividend @ $.24 per share                                          0              0         (1,039)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0          3,633
                                                                  -------        -------        -------        -------
Balance at June 30, 1995                                            4,329         26,782         17,942           (323)

Net income (3rd and 4th quarters 1995)                                  0              0          3,987              -

Issuance of additional shares of common stock                          13            203              0              -

Cash dividend @ $.245 per share                                         0              0         (1,284)             -

Acquisition of Bank Maryland Corp                                     916         12,822              0              -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0          1,209
                                                                  -------        -------        -------        -------
Balance at December 31, 1995                                        5,258         39,807         20,645            886

Net income (1st six months 1996)                                        0              0          4,140              -

Issuance of additional shares of common stock                          32            522              0              -

Cash dividend @ $.25 per share                                          0              0         (1,320)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0         (1,676)
                                                                  -------        -------        -------        -------
Balance at June 30, 1996                                         $  5,290       $ 40,329       $ 23,465       $   (790)
                                                                  =======        =======        =======        =======



                                             MASON-DIXON BANCSHARES, INC.

                                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments
(consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included.  A summary of the Corporation's significant accounting policies is attached.


Note 3.  Investment Securities
                                                                    Held-to-Maturity             Available-for-Sale
                                                                 June 30,       June 30,       June 30,       June 30,
(Dollars in thousands)                                               1996           1995           1996           1995
- ----------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities & agency notes                    $  54,278      $  17,503      $  13,059      $       0
     Obligations of U.S. government agencies                       20,180         59,946        121,052         73,045
     Obligations of states & political subdivisions                75,087         64,555              0              0
     Collateralized mortgage obligations                           51,551         54,428         30,043         25,996
     Other securities                                                   0              0          3,092          2,232
     Unrealized gains(losses)*                                          0         (1,000)        (1,266)           474
                                                                 --------       --------       --------       --------
          Total Investment Securities                           $ 201,096      $ 195,432      $ 165,980      $ 101,747
                                                                 ========       ========       ========       ========

     *  Unrealized losses in Held to Maturity are the result of a transfer of securities previously classified as
          Available for Sale.  In accordance with SFAS No. 115, the unrealized losses associated with the securities were transferred as of the transfer date and are being amortized accordingly.

Note 4.  Loans (Net of Unearned Income)
                                                                                June 30,       June 30,
(Dollars in thousands)                                                              1996           1995
- --------------------------------------------------------------------------------------------------------
     Construction and Land Development                                         $  17,546      $  11,374
     Residential Real Estate - Mortgages                                         145,742        103,290
     Commercial Real Estate - Mortgages                                           97,567         60,458
     Commercial                                                                   84,268         14,014
     Consumer                                                                     16,261          9,747
                                                                                --------       --------
          Total Loans                                                          $ 361,384      $ 198,883
                                                                                ========       ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                             1996           1995
- --------------------------------------------------------------------------------------------------------
     Balance at January 1                                                      $   4,729      $   2,627
     Provision for the year                                                          189             26
     Recoveries on loans                                                             231             62
                                                                                 -------        -------
          Total                                                                    5,149          2,715

     Less loans charged off                                                          221             59
                                                                                 -------        -------
     Balance at June 30                                                        $   4,928      $   2,656
                                                                                 =======        =======

     The appropriateness of the allowance for possible credit losses is determined based on a quarterly detailed review of the loan portfolio, off-balance sheet commitments, and recent economic projections.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         MASON-DIXON BANCSHARES, INC.

SUMMARY

     Mason-Dixon Bancshares, Inc. (Mason-Dixon) reported net income of $2.065 million for the second quarter of 1996 or $.39 per share, an increase of 21% from last years reported second quarter of $1.702 million. The increase in earnings was primarily attributable to the earnings of an additional bank subsidiary (Bank of Maryland) which was acquired on July 17, 1995 through a merger with Bank Maryland Corp. This acquisition requires the application of purchase accounting rules, therefore earnings of the new bank subsidiary are included in the consolidated results from the date of acquisition. Prior period results are not restated. Earnings were also improved by reductions in FDIC insurance premiums and higher levels of securities gains.
     For the six months ended June 30, 1996, earnings totaled $4.140 million, or $.78 per share. Earnings for the first six months of 1995 were $3.312 million or $.77 per share. Again, the increase in earnings is largely attributable to the addition of the new subsidiary.


STATEMENT OF CONDITION

     Total assets were $807 million at June 30, 1996, 5.4% higher than December 31, 1995. Most of the increase was due to the growth in deposits (2.8%) and borrowings (22.6%) which have been deployed in the investment portfolio. Loan outstandings increased $8.4 million or 2.4%. Deferred tax assets increased by $348 thousand due to changes in tax benefits attributable to securities classified as available for sale. Mortgage servicing and sub-servicing rights and intangible assets declined due to normal scheduled amortization.
     Stockholders' equity increased $1.7 million from year end. Earnings added $4.1 million to stockholders equity, while additional share issuances added $554 thousand. Cash dividends paid reduced equity by $1.3 million. Total shares outstanding increased to 5,290,255 primarily due to shares issued for employee benefit plans and dividend reinvestment.


INCOME STATEMENT - SECOND QUARTER

     For the first quarter, net income totaled $2.065 million compared to last year's second quarter. The primary contributor to the increase in earnings was the addition of Bank of Maryland, which contributed $470 thousand in net income for the second quarter. Earnings per share were $.39, equal to the same period last year.
     Net interest income increased $2.5 million or 52% from last year due to the addition of Bank of Maryland. The net interest margins on earning assets was 4.29%, down somewhat from 4.33% for the second quarter of 1995. Continued aggressive loan pricing has contributed to the decrease in the margin.
     Total other operating income increased by $493 thousand or 54%. Other operating income for Bank of Maryland provided $245 thousand of the increase. Other increases for the second quarter resulted from increases in Trust Division income ($39 thousand), gains on sales of securities ($78 thousand), and higher commissions on mutual fund and annuities sales ($111 thousand).
     Other operating expenses were $2.3 million higher for the second quarter of 1996. The operating expenses of Bank of Maryland were $2.1 million. Increases in operating expenses related to higher salary and benefit costs and higher occupancy expenses were offset somewhat by declines in FDIC insurance premiums.


INCOME STATEMENT - YEAR-TO-DATE

     Net income increased $828 thousand or 25%. Net income of Bank of Maryland added $868 thousand. Net interest income increased $4.9 million or 50% due to the addition of Bank of Maryland ($5.5 million).
     Other operating income was $1.3 million higher. Bank of Maryland contributed $483 thousand while other increases were realized in Trust
Division revenue ($243 thousand), higher gains on sales of securities ($146 thousand), higher gains on sales of mortgage loans ($93 thousand), higher gains on sales of fixed assets ($153 thousand). Other operating expenses were up $4.7 million with Bank of Maryland accounting for $4.4 million of the increase.


CAPITAL ADEQUACY

     Capital adequacy continued strong ending the second quarter due to increases in equity and decreases in intangible assets which are disallowed in computing regulatory capital.
     At the end of the quarter, the Company's capital leverage ratio was 7.52%, down from 7.53% at March 31, 1996. Tier 1 and Total Risk-based ratios were 13.87% and 15.02% respectively. March 31, 1996 ratios were 13.50% and 14.61%. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital.
     During the third quarter of 1995, Mason-Dixon introduced a dividend reinvestment plan and small stock offering plan to existing shareholders. The institution of this plan is expected to increase levels of capital in the future. In addition, as the carrying values of mortgage sub-servicing rights and goodwill are amortized, there will be lower reductions to regulatory capital. All of these factors should allow for Mason-Dixon's continued growth, while increasing regulatory capital ratios.


INTEREST RATE SENSITIVITY

     At the end of the second quarter, Mason-Dixon had an estimated one year negative gap of $27.5 million on a consolidated basis, which totaled about 3% of assets. This compared to a negative one year gap of $14 million at the end of the first quarter of 1996. This position would reflect a low level of interest rate risk and would indicate longer term earnings would decrease somewhat with higher levels of interest rates. The effects of the merger in July 1995 should provide for stable earnings in periods of volatile interest rate changes as well as market value adjustments on securities which are now a lower percentage of assets and equity.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MASON-DIXON BANCSHARES, INC.




August 15, 1996                   /s/ Thomas K. Ferguson
                                  By: Thomas K. Ferguson
                                  President/Chief Executive Officer





August 15, 1996                   /s/ Mark A. Keidel
                                  By: Mark A. Keidel
                                  Vice President/Chief Financial Officer