Form 10-Q
period 1996-09-30
MASON DIXON BANCSHARES INC/MD
filed 1996-11-14
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended September 30, 1996.



                     Commission File Number 0-20516
                    --------------------------------



                      MASON-DIXON BANCSHARES, INC.
                     ------------------------------
         (Exact name of Registrant as specified in its charter)



                Maryland                                 52-1764929
               ----------                               ------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)



 45 W. Main Street, Westminster, Maryland                  21157
------------------------------------------                -------
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



The number of shares outstanding of the registrant's common stock on September 30, 1996: Common Stock, $1.00 Par Value --- 5,294,866.



PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                                    September 30,         December 31,
(Dollars in thousands)                                                                      1996                 1995
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                $  26,395            $  16,102
Interest bearing deposits in other banks                                                     158                  413
Federal funds sold                                                                        21,031               16,588

Investment securities held to maturity - at amortized cost -                             199,080              166,377
     (fair value $197,512 and $168,370 respectively)
Investment securities available for sale - at fair value                                 175,499              174,135

Loans held for sale                                                                        2,642                1,662
Loans (net of unearned income of $966 and $688)                                          375,933              352,950
  Less:  Allowance for credit losses                                                      (4,856)              (4,729)
                                                                                        --------             --------
    Loans, net                                                                           371,077              348,221

Bank premises and equipment                                                               15,571               15,588
Other real estate owned                                                                      472                  447
Deferred tax assets                                                                        7,453                6,652
Mortgage sub-servicing rights                                                              3,923                4,198
Intangible assets                                                                          4,923                5,292
Accrued interest receivable and other assets                                              10,543               10,106
                                                                                        --------             --------
    Total Assets                                                                       $ 838,767            $ 765,781
                                                                                        ========             ========

LIABILITIES

Non-interest bearing deposits                                                          $  90,382            $  89,118
Interest bearing deposits                                                                537,056              504,717
                                                                                        --------             --------
    Total Deposits                                                                       627,438              593,835

Short-term borrowings                                                                     43,159               49,451
Long-term borrowings                                                                      90,762               49,129
Accrued expenses and other liabilities                                                     7,247                6,770
                                                                                        --------             --------
    Total Liabilities                                                                  $ 768,606            $ 699,185

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,294,866 and 5,258,040 shares for 1996
   and 1995 respectively                                                                   5,295                5,258
Surplus                                                                                   40,404               39,807
Retained earnings                                                                         24,880               20,645
Unrealized (depreciation) appreciation in certain debt and
   equity securities                                                                        (418)                 886
                                                                                        --------             --------
    Total Stockholders' Equity                                                            70,161               66,596

    Total Liabilities & Stockholders' Equity                                           $ 838,767            $ 765,781
                                                                                        ========             ========


Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.



                                               MASON-DIXON BANCSHARES, INC.

                                               CONSOLIDATED INCOME STATEMENT

                                                               Three Months Ending                    Nine Months Ending
                                                                  September 30,                          September 30,
(Dollars in thousands, except per share data)                  1996            1995                  1996            1995
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                             $    8,615      $    7,538            $   25,187      $   16,527
  Interest on deposits in other banks                            21               5                    46               9
  Interest on federal funds sold                                258             441                   796             477
  Interest and dividends on investment securities:
    Taxable interest and dividends                            5,150           4,447                14,654          12,840
    Tax exempt interest and dividends                         1,021             879                 2,934           2,618
                                                           --------        --------              --------        --------
    Total interest income                                    15,065          13,310                43,617          32,471

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more            319             329                 1,274             967
    Other deposits                                            5,445           4,750                15,767          11,173
                                                           --------        --------              --------        --------
      Total interest on deposits                              5,764           5,079                17,041          12,140

Interest on short-term borrowings                               652           1,179                 1,909           3,106
Interest on long-term borrowings                              1,087             288                 2,562             782
                                                           --------        --------              --------        --------
    Total interest expense                                    7,503           6,546                21,512          16,028
                                                           --------        --------              --------        --------
Net interest income                                           7,562           6,764                22,105          16,443

Provision for credit losses                                      35              25                   224              52
                                                           --------        --------              --------        --------
Net interest income after provision for credit losses         7,527           6,739                21,881          16,391
                                                           --------        --------              --------        --------
Other Operating Income:
  Service charges on deposit accounts                           544             534                 1,552           1,141
  Trust department income                                       315             270                 1,101             813
  Gain/(Loss) on sale of securities                              92              31                   267              60
  Gain/(Loss) on sale of mortgage loans                         177              39                   329              98
  Other income                                                  358             290                 1,278             774
                                                           --------        --------              --------        --------
    Total other operating income                              1,486           1,164                 4,527           2,886
                                                           --------        --------              --------        --------
Other Operating Expenses:
  Salaries and employee benefits                              3,665           3,096                10,296           7,205
  Occupancy expense of bank premises                            605             479                 1,708             912
  Furniture & equipment expenses                                368             378                 1,209             861
  FDIC insurance expense                                        (67)            (41)                    3             385
  Outside data processing expense                               392             218                   882             675
  Amortization of mortgage sub-servicing rights                 104              69                   311              69
  Amortization of other intangibles assets                      123              88                   370              88
  Other expenses                                              1,088             851                 3,185           1,975
                                                           --------        --------              --------        --------
    Total other operating expenses                            6,278           5,138                17,964          12,170
                                                           --------        --------              --------        --------
Income before income taxes                                    2,735           2,765                 8,444           7,107
Income tax expense                                              631             765                 2,200           1,795
                                                           --------        --------              --------        --------
Net Income                                               $    2,104      $    2,000            $    6,244      $    5,312
                                                           ========        ========              ========        ========

Per Share Data:
  Net Income                                             $     0.40      $     0.40            $     1.18      $     1.16
  Cash Dividend Paid                                     $     0.13      $     0.12            $     0.38      $     0.36

Average Shares Outstanding                                5,290,506       5,059,690             5,280,990       4,574,893



                                             MASON-DIXON BANCSHARES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Period Ended
                                                                                                  September 30,
(Dollars in thousands)                                                                      1996                 1995
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $  6,243             $  5,312
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                         1,027                  644
     Provision for credit losses                                                             224                   51
     Provision for deferred taxes                                                             20                    0
     Increase in accrued interest receivable and other assets                                209               (1,105)
     Proceeds from sales of investment securities - Trading                                2,000                4,344
     Purchases of investment securities - Trading                                         (2,000)              (4,329)
     Originations of loans held for sale                                                 (16,013)              (3,485)
     Proceeds from sales of loans held for sale                                           15,032                3,693
     Net gain on sale of assets                                                             (749)                (129)
     Other - net                                                                             778                1,856
                                                                                         -------              -------
    Net cash provided (used) by operating activities                                       6,771                6,852
                                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities - HTM                                   22,674               12,988
Proceeds from sales of investment securities - HTM                                             0                    0
Purchases of investment securities - HTM                                                 (51,323)             (22,919)
Proceeds from maturities of investment securities - AFS                                   21,554                8,807
Proceeds from sales of investment securities - AFS                                        63,354               31,217
Purchases of investment securities - AFS                                                 (92,644)             (41,935)
(Increase) decrease in loans                                                             (22,664)             (11,823)
Capital expenditures                                                                      (1,452)              (2,454)
Acquisition of subsidiaries, net of cash                                                       0               10,883
Proceeds from sales of fixed assets                                                          641                   22
                                                                                         -------              -------
    Net cash provided (used) by investing activities                                     (59,860)             (15,214)
                                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                       33,603                1,397
Net (decrease) increase in long-term borrowings                                           41,633                1,314
Net increase (decrease) in short-term borrowings                                          (6,293)              22,034
Issuance of additional shares of common stock                                                635               13,552
Repurchase of common stock                                                                     0                    0
Dividends paid                                                                            (2,009)              (1,666)
                                                                                         -------              -------
    Net cash provided (used) by financing activities                                      67,569               36,631
                                                                                         -------              -------

Net (decrease) increase in cash and cash equivalents                                      14,480               28,269
Cash and cash equivalents at beginning of year                                            33,103               12,566
                                                                                         -------              -------
Cash and cash equivalents at end of period                                              $ 47,583             $ 40,835
                                                                                         =======              =======


See notes to the consolidated financial statements.


                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                               Unrealized
                                                                                                              Appreciation
                                                                                                             in certain Debt
                                                                  Common                        Retained       and Equity
(Dollars in thousands)                                            Stock          Surplus        Earnings       Securities
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                     $  4,326       $ 26,734       $ 15,669       $ (3,956)

Net income (1st nine months 1995)                                       0              0          5,312              -

Acquisition of Bank Maryland Corp                                     893         12,502              0              -

Issuance of additional shares of common stock                          10            146              0              -

Cash dividend @ $.36 per share                                          0              0         (1,666)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0          3,508
                                                                  -------        -------        -------        -------
Balance at September 30, 1995                                       5,229         39,382         19,315           (448)

Net income (4th quarter 1995)                                           0              0          1,987              -

Acquisition of Bank Maryland Corp (additional shares)                  23            320              0              -

Issuance of additional shares of common stock                           6            105              0              -

Cash dividend @ $.125 per share                                         0              0           (657)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0          1,334
                                                                  -------        -------        -------        -------
Balance at December 31, 1995                                        5,258         39,807         20,645            886

Net income (1st nine months 1996)                                       0              0          6,244              -

Issuance of additional shares of common stock                          37            597              0              -

Cash dividend @ $.38 per share                                          0              0         (2,009)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0         (1,304)
                                                                  -------        -------        -------        -------
Balance at September 30, 1996                                    $  5,295       $ 40,404       $ 24,880       $   (418)
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


Note 3.  Investment Securities
                                                                    Held-to-Maturity             Available-for-Sale
                                                                 Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
(Dollars in thousands)                                               1996           1995           1996           1995
----------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities & agency notes                    $  51,495      $  42,166      $  11,995      $   8,992
     Obligations of U.S. government agencies                       19,182         57,345        128,949         73,946
     Obligations of states & political subdivisions                76,238         64,813              0              0
     Collateralized mortgage obligations                           52,165         57,090         30,256         21,837
     Other securities                                                   0              0          4,993          2,807
     Unrealized gains(losses)*                                          0           (959)          (694)           437
                                                                 --------       --------       --------       --------
          Total Investment Securities                           $ 199,080      $ 220,455      $ 175,499      $ 108,019
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

Note 4.  Loans (Net of Unearned Income)
                                                                                Sept. 30,      Sept. 30,
(Dollars in thousands)                                                              1996           1995
--------------------------------------------------------------------------------------------------------
     Construction and Land Development                                         $  20,853      $  16,333
     Residential Real Estate - Mortgages                                         155,732        140,906
     Commercial Real Estate - Mortgages                                           98,453         88,641
     Commercial                                                                   82,082         77,036
     Consumer                                                                     18,813         17,452
                                                                                --------       --------
          Total Loans                                                          $ 375,933      $ 340,368
                                                                                ========       ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                             1996           1995
--------------------------------------------------------------------------------------------------------
     Balance at January 1                                                      $   4,729      $   2,627
     Provision for the year                                                          224             52
     Recoveries on loans                                                             284            262
                                                                                 -------        -------
          Total                                                                    5,237          2,941

     Less loans charged off                                                          381            335
     Allowance applicable to loans of purchased company                                0          2,241
                                                                                 -------        -------
     Balance at September 30                                                   $   4,856      $   4,847
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         MASON-DIXON BANCSHARES, INC.

SUMMARY

     Mason-Dixon Bancshares, Inc. (Mason-Dixon) reported net income of $2.104 million for the third quarter of 1996, an increase of 5% over the $2.000 million reported for the third quarter of 1995.
     For the nine months ended September 30, 1996, earnings totaled $6.244 million representing an increase of 18% from the $5.312 for the nine months ended September 30, 1995. Earnings per share for the third quarter were $.40, equal to the third quarter of 1995. For the nine month period, earnings per share were up $.02, totaling $1.18 versus $1.16 last year.


STATEMENT OF CONDITION

     Total assets as of September 30, 1996 were $839 million, up 12% from last year and up 10% from December 31, 1995. Loans outstanding have increased $23 million or 7% since year end while investment securities grew by $34 million (10%). Deposits increased $34 million or 6% largely due to growth in certificates of deposits. Borrowings, in total, increased by $35 million.
The mix of borrowings has been shifted as long-term borrowings are now $91 million versus $49 million at year end. The mix reflects the increased use of Federal Home Loan Bank borrowings which offer longer term structures compared to Repurchase Agreements and other short-term funding options.
     Stockholders' equity totaled $70 million as of September 30, 1996, up $3.6 million from December 31, 1995. Earnings have added $6.2 million to stockholders equity, while cash dividends have reduced equity by $2.0 million. Declines in market value of securities classified as available for sale have declined by $1.3 million since year end. Finally, $634 thousand has been added to stockholders equity through the issuance of 37 thousand shares for employee benefit and dividend reinvestment plans.


INCOME STATEMENT - THIRD QUARTER

     The increase in net income for the third quarter was primarily attributable to the earnings contributed by the Bank of Maryland, which contributed $522 thousand in the third quarter 1996 versus $476 thousand in the third quarter 1995.
     Net interest income increased by $798 thousand (12%) due to the addition of Bank of Maryland as well as other growth in earning assets. The net interest margin on earning assets improved slightly to 4.32% reflecting balanced growth of loans and investments.
     Total other operating income increased 28% or $322 thousand. Gains on sales of mortgage loans grew by $138 thousand due to expansion of the Mortgage Banking Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares Mortgage Company). Trust Division income increased $45 thousand. Securities gains increased by $61 thousand. Other operating income increased by $68 thousand which reflect increased revenue from the sales of annuities and mutual funds.

     Total other operating expenses increased by $1.140 million or 22% due to the addition of Bank of Maryland, as well as the expansion of the Mortgage Banking Division.


INCOME STATEMENT - YEAR-TO-DATE

     Earnings for the first nine months also continue to reflect the effects of the acquisition of Bank of Maryland. Bank of Maryland earnings for the first nine months were $1.390 million. Bank of Maryland earnings for 1995 were only included in consolidated results from July 17, 1995 and totaled $476 thousand. All categories of income and expenses reflect the addition of Bank of Maryland for all nine months of 1996 and approximately two and one-half months for 1995.
     Total other operating income also reflects growth in Trust Division revenue of $288 thousand, higher gains on sales of securities of $207 thousand, and higher gains on sales of mortgage loans of $231 thousand.
     Total other operating expenses increased $5.794 million with Bank of Maryland adding $5.057 million of the increase. Other increases resulted due to expansion of the Mortgage Banking Division and related salaries and benefits.


CAPITAL ADEQUACY

     Capital adequacy continued strong at the end of the third quarter as equity continues to grow and intangible assets decreased.
     At the end of the quarter, the Company's capital leverage ratio was 7.43%, down somewhat from 7.52% last quarter. Tier 1 and Total Risk-based ratios were 13.56% and 14.64% respectively compared to 13.87% and 15.02% at June 30, 1996. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital.
     During the third quarter of 1995, Mason-Dixon introduced a dividend reinvestment and small stock offering plan to existing shareholders. The institution of this plan will increase levels of equity and capital adequacy as shares are issued by the Company on a quarterly basis. At any time, Mason-Dixon can terminate the plan or purchase shares in the open market which would suspend increases in equity for share issuance. In addition, as the carrying value of mortgage sub-servicing rights and goodwill are amortized, there will be lower deductions to regulatory capital. All of these factors should allow for Mason-Dixon's continue growth, while maintaining high levels of capital adequacy.


INTEREST RATE SENSITIVITY

     At the end of the third quarter, Mason-Dixon had an estimated one year negative gap of $37.0 million on a consolidated basis, which totaled about 4% of assets. The negative one year gap at the end of the second quarter was $27.5. This position reflects a low level of interest rate risk and would indicate longer term earnings would decrease somewhat with higher levels of interest rates.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MASON-DIXON BANCSHARES, INC.




November 15, 1996                 /s/ Thomas K. Ferguson
                                  By: Thomas K. Ferguson
                                  President/Chief Executive Officer





November 15, 1996                 /s/ Mark A. Keidel
                                  By: Mark A. Keidel
                                  Vice President/Chief Financial Officer