Form 10-K405
period 1996-12-31
MASON DIXON BANCSHARES INC/MD
filed 1997-03-31
CIK 879558

                           Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996. Commission file number: 0-20516

                        MASON-DIXON BANCSHARES, INC.
        (Exact name of Registrant as specified in its charter)

                   Maryland                             52-1764929
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

  45 W. Main Street, Westminster, Maryland                  21157
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:   (410) 857-3401

Securities registered pursuant to section 12(b) of the Act:   None

Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, Par Value $1.00 per share
                             (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X                       NO
                       -----                        -----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was $110,117,158.

As of February 28, 1997, Mason-Dixon Bancshares, Inc. had 5,306,851 shares of common stock outstanding, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Mason-Dixon Bancshares, Inc. Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV.

Portions of the proxy statement for the annual stockholders meeting to be held April 19, 1997 are incorporated by reference in Part III.

ITEM 1. BUSINESS

                                     GENERAL

    Mason-Dixon Bancshares, Inc. ("Mason-Dixon") is a registered bank holding company which was incorporated in 1991 in the State of Maryland. Mason-Dixon is a legal entity, separate and distinct from its two subsidiaries, Carroll County Bank and Trust Company ("Carroll County Bank") and Bank of Maryland. Mason-Dixon's major activity since its inception has been to provide advisory services and coordinate the general policies of its subsidiaries.

    Prior to 1995, Mason-Dixon consisted of one bank subsidiary, Carroll County Bank. On July 17, 1995, Mason-Dixon acquired all of the outstanding stock of Bank Maryland Corp located in Towson, Maryland for a purchase price of $26,800,000. This purchase price included 915,868 shares of Mason-Dixon common stock and $13,100,000 cash. As a result of the acquisition, Bank of Maryland, Bank Maryland Corp's principal subsidiary, became a wholly-owned subsidiary of Mason-Dixon.

    The acquisition was accounted for as a purchase; therefore, the results of operations of Bank of Maryland were included in the consolidated statement of income from the date of acquisition. Assets and liabilities of Bank of Maryland were adjusted to market value as of the date of acquisition and were included in the consolidated statement of condition subsequent to the acquisition. The purchase price in excess of the net assets acquired was considered goodwill and is being amortized over 15 years. Historical financial data was not restated to include Bank of Maryland's historical data.

                     CARROLL COUNTY BANK AND TRUST COMPANY

    The parent company's principal subsidiary is Carroll County Bank and Trust Company, which accounts for approximately 71% of Mason-Dixon's consolidated assets at December 31, 1996. Carroll County Bank, a Maryland state-chartered bank since 1962, is a commercial bank and trust company with eleven (11) offices in Carroll County, Maryland, and one banking office in Howard County, Maryland.

    Carroll County Bank operates two wholly-owned subsidiaries--Carrollco Insurance, Inc. and Skylight Investment Corporation. Carrollco Insurance, Inc., headquartered in Manchester, Maryland, is an insurance agency primarily engaged in the sale of annuities. At December 31, 1996, Carrollco Insurance, Inc. had total assets of $101 thousand. Skylight Investment Corporation, headquartered in Wilmington, Delaware, is an investment company whose sole activity is to manage and maintain the passive investments of its parent. Skylight Investment Corporation had total assets exceeding $81 million at December 31, 1996.

     At year end 1996, Carroll County Bank employed 283 individuals, 256 of which were full-time equivalent employees.

                                BANK OF MARYLAND

    Bank of Maryland, Mason-Dixon's most recently acquired subsidiary, accounts for approximately 29% of Mason-Dixon's consolidated assets at December 31, 1996. Bank of Maryland was chartered as a Maryland state bank in 1990. It is a commercial bank with ten (10) offices located throughout central Maryland and Maryland's Eastern Shore.

    At December 31, 1996, Bank of Maryland employed 129 individuals, 123 of which were full-time equivalent employees.

                                SERVICES OFFERED

    Through its bank subsidiaries, Mason-Dixon engages in commercial, savings, and trust business, including the receiving of demand and time deposits and the making of loans to individuals, associations, partnerships, and corporations. Real estate financing comprises residential first and second mortgages, construction and land development, home equity lines of credit, and commercial mortgages. Consumer lending is direct to individuals on both a secured and unsecured basis. Commercial loans include lines of credit and term and demand loans for the purchase of equipment, inventory, and accounts receivable financing.

    Mason-Dixon offers traditional demand deposit accounts for individuals, associations, partnerships, governments, and corporations. Also offered are NOW, savings, and money market accounts, as well as certificates of deposit and Individual Retirement Accounts. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

    Carroll County Bank provides 24-hour access to customer information through its XpressLine automated voice response system, and both bank subsidiaries currently operate 24-hour automated teller machines. Safe deposit facilities are available at most locations, as are after hour depository services. Customers may also obtain travelers checks, money orders, and cashier's and treasurer's checks at all locations. Additionally, Carroll County Bank provides a full range of trust services to individuals, corporations, and non-profit organizations under the name of Mason-Dixon Trust Company. Services to individuals include investment management, living and testamentary trusts, estate management, and custody of securities. Corporate financial services and employee benefit plans are provided to businesses. Services provided to non-profit organizations include management of endowment trusts. Carroll County Bank also originates and services real estate mortgage and construction loans as a principal and as an agent under the name of Mason-Dixon Bancshares Mortgage Company, and sells annuities and mutual funds under the name of Mason-Dixon Investment Services.

    The bank subsidiaries are not dependent upon a single customer or small group of customers, the loss of which would have a material adverse effect on Mason-Dixon. Carroll County Bank and Bank of Maryland are not dependent on a single product or small number of products, and do not experience any significant fluctuations in loan or deposit activity which are seasonal in nature.

                     COMPETITION AND OTHER MARKET FACTORS

    The banking and financial service businesses are intensely competitive. Mason-Dixon competes with other commercial banks, savings banks, thrift institutions, credit unions, finance companies, mortgage companies, and other investment advisory companies located in Maryland.

    Carroll County Bank's primary market is Carroll County, Maryland, which is served by all of the various financial service companies listed above. Its predominant commercial banking competitors are locally owned community banks, followed by regional banks. Through its eleven (11) offices in Carroll County, Carroll County Bank services the financial needs of communities throughout its market. It serves primarily small to medium size businesses and the financial needs of individuals. Carroll County Bank's market share (as measured by the percentage of insured deposits held in its primary market) has consistently approximated 25% for the last several years. It is by far the market leader, having nearly twice the market share of its nearest competitor. In order to maintain this market share, Carroll County Bank relies on a high level of responsible, personalized service, and affordable technology enhancements to keep up with customer needs for information and services around the clock. Advertising consists of television, radio, print media, and direct mail solicitations which emphasize specific product promotions, community orientation, and convenience.

    Bank of Maryland's primary market is central Maryland and Maryland's Eastern Shore, where it mainly serves the needs of small and medium sized businesses and professional organizations. Its predominant competitors are large regional banks, which are able to finance extensive advertising campaigns, make large commercial loans, and allocate their assets among investments of the highest yield in geographic areas with the greatest demand. Many of these major commercial banks offer services which are not directly offered by Bank of Maryland. In order to compete with the other financial institutions in its primary service areas, Bank of Maryland relies upon personal contacts by officers, directors, Boards of Advisors, and employees, as well as extended hours and highly personalized services. Bank of Maryland's promotional activities emphasize the advantages of dealing with a locally headquartered branch attuned to the particular needs of the community.

                          SUPERVISION AND REGULATION

    Mason-Dixon is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In general, the BHCA and regulations promulgated by the Federal Reserve Board limit the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares in any company, including any bank, without the prior approval of the Federal Reserve Board.

    Mason-Dixon's two bank subsidiaries are Maryland state-chartered banks regulated by the Maryland Bank Commissioner and the Federal Deposit Insurance Corporation (the "FDIC"). Various consumer laws and regulations also affect the operations of the subsidiaries.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

    Both federal and state laws impose restrictions on the ability of the bank subsidiaries to pay dividends to Mason-Dixon. In general, bank regulatory agencies have the ability to prohibit proposed dividends by a bank if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Bank Commissioner, from surplus in excess of 100% of required capital stock after providing for all expenses, losses, interest, and taxes that are due or accrued.

    There are also statutory limits on the transfer of funds to a holding company and its nonbanking subsidiaries by its banking subsidiaries, whether in the form of loans or other extensions of credit, investments, or asset purchases. Such transfers by any banking subsidiary to a holding company or to any such nonbanking subsidiary generally are limited in amount, and such loans and extensions of credit are required to be collateralized in specified amounts.

HOLDING COMPANY STRUCTURE

    Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. Any capital loans by a holding company to its subsidiary bank would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.

    In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, if an insured subsidiary of Mason-Dixon causes a loss to the FDIC, other insured subsidiaries of Mason-Dixon could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss.

CAPITAL REQUIREMENTS

    Bank holding companies are required to comply with risk-based capital guidelines established by the Federal Reserve Board. The guidelines establish a framework that is intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and to take off-balance sheet exposures into explicit account in assessing capital adequacy. The risk-based ratios are determined by allocating assets and specified off-balance sheet commitments into four risk-weight categories, with higher levels of capital being required for categories perceived as representing greater risk.

    Generally, under the applicable guidelines, a banking organization's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital. The Tier 1 component must comprise at least 50% of qualifying total capital. Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant.

    The Federal Reserve Board and the FDIC have also adopted leverage capital guidelines to which Mason-Dixon and its bank subsidiaries are subject. The guidelines provide for a minimum leverage ratio (Tier 1 capital to adjusted total average assets) of 3% for financial institutions that have the highest regulatory examination ratings and are not experiencing or anticipating significant growth. Financial institutions not meeting these criteria are required to maintain leverage ratios of at least one to two percentage points higher.

    Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital, and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991", as applicable to undercapitalized institutions.

    The following table sets forth the capital ratios of Mason-Dixon and its bank subsidiaries as of December 31, 1996:

                                                 CARROLL    BANK
                                                  COUNTY     OF     REGULATORY
                                    MASON-DIXON    BANK   MARYLAND   MINIMUM
                                    -----------  -------  --------  ----------
Tier 1 risk-based capital ratio        12.88%     13.92%     9.68%       4%
Total risk-based capital ratio         13.93%     14.76%    10.93%       8%
Leverage ratio                          7.58%      7.47%     7.37%     3-5%

    Based upon the foregoing capital ratios, Mason-Dixon and its bank subsidiaries are considered "well capitalized" within the meaning of the regulations adopted by the Federal Reserve Board and the FDIC.

      FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; and (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital.

    A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized", and "critically undercapitalized." A depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

    FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

    Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

    FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

                        INTERSTATE BANKING LEGISLATION

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies are eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Mason-Dixon anticipates that the effect of the new law will be to increase competition within the markets in which Mason-Dixon now operates, although Mason-Dixon cannot predict the extent to which competition will increase in such markets or the timing of such increase.

                          EFFECTS OF MONETARY POLICY

    Mason-Dixon and its bank subsidiaries are affected by the ongoing and changing monetary policy set forth by the Federal Reserve Board. Through its powers, the Federal Reserve Board can influence the supply of bank credit to affect the level of economic activity. Changes in the discount rate and reserve requirements are among the instruments used to influence the market.

    The monetary policies of the Federal Reserve have in the past and will in the future affect the operating results of financial institutions, including Mason-Dixon and its bank subsidiaries.


TABLE OF CONTENTS:                                                       PAGE
------------------                                                       -----
Distribution of Assets, Liabilities and Stockholders' Equity                9
Interest Rates and Interest Differential                                   10
Investment Portfolio                                                       11
Loan Portfolio                                                             12
Non-Performing Loans                                                       13
Summary of Loss Experience                                                 13
Allocation of Allowance for Credit Losses                                  14
Rate Sensitivity Analysis                                                  15
Deposits                                                                   16
Short-Term Borrowings                                                      17
Return on Equity and Assets                                                18
Properties                                                                 19
Properties (continued)                                                     20
Legal Proceedings                                                          20
Submission of Matters to Vote of Securities Holders                        20
Executive Officers                                                         21
Parts II and III                                                           22
Part IV and Index of Exhibits                                              23
Signatures                                                                 24


    DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:

    The following table sets forth the amounts of the Corporation's daily average assets, liabilities and stockholders' equity for the periods indicated, the amounts of interest earned and the interest paid thereon, the average interest rate earned for each type of earning asset and the average rate paid for each type of interest bearing liability. Interest earned on non-accruing loans is included in the interest earned only when collected. The average balances of non-accruing loans are included in the average balances of loans.


                                                                                       DECEMBER 31
                                                      1996                                 1995
                                       ----------------------------------  ----------------------------------
                                        AVERAGE                             AVERAGE
(IN 000'S)                              BALANCE    INTEREST   YIELD/ RATE   BALANCE    INTEREST   YIELD/ RATE
-------------------------------------  ----------  ---------     -----     ----------  ---------     -----
Assets

Interest Earning Assets:
  Loans..............................  $  365,778  $  34,122        9.33%  $  260,511  $  25,133        9.65%
  Investments: taxable...............      66,504      4,353        6.55%      35,780      2,420        6.76%
    mortgage-backed securities.......     221,624     15,315        6.91%     208,302     15,004        7.20%
    tax-exempt.......................      72,394      6,029        8.33%      63,766      5,332        8.36%
  Federal funds sold.................      21,826      1,176        5.39%      13,144        834        6.35%
  Interest bearing deposits in
    banks............................         210         16        7.62%         149         12        8.05%
                                       ----------  ---------        ----   ----------  ---------        ----
    Total Interest Earning Assets....     748,336     61,011        8.15%     581,652     48,735        8.38%

Non-Interest Earning Assets:
  Cash and due from banks............      19,701                              13,580
  Premises and equipment.............      15,552                              12,042
  Other assets.......................      26,313                              16,686
  Allowance for credit losses........      (4,827)                             (3,822)
                                       ----------                          ----------
    Total Assets.....................  $  805,075                          $  620,138
                                       ----------                          ----------
                                       ----------                          ----------
Liabilities and Stockholders'
  Equity

Interest Bearing Liabilities:
  Interest bearing demand
  deposits...........................  $   58,676  $   1,514        2.58%  $   43,103  $   1,115        2.59%
  Savings deposits...................     182,857      5,628        3.08%     158,228      4,972        3.14%
  Time deposits......................     286,557     15,860        5.53%     200,883     11,568        5.76%
  Borrowed funds.....................     115,919      6,242        5.38%      93,351      5,416        5.80%
                                       ----------  ---------        ----   ----------  ---------        ----
    Total............................     644,009     29,244        4.54%     495,565     23,071        4.66%

Non-Interest Bearing Liabilities:
  Demand deposits....................      83,825                              63,072
  Other..............................       8,471                               8,183
  Stockholders' equity...............      68,770                              53,318
                                       ----------                          ----------

    Total Liabilities and
      Stockholders' Equity...........  $  805,075                          $  620,138
                                       ----------                          ----------
                                       ----------                          ----------
Net interest earnings................              $  31,767                           $  25,664
                                                  ----------                          ----------
                                                  ----------                          ----------
Net interest spread..................                               3.61%                               3.72%
Net yield on earning assets (Tax
  equivalent)........................                               4.25%                               4.41%







(IN 000'S)                                          1994
---------------------------------   ---------------------------------
                                         AVERAGE
                                         BALANCE    INTEREST  YIELD/ RATE
-------------------------------------  ----------  ---------     -----
Assets
Interest Earning Assets:
  Loans............................    $  194,711   $  16,787       8.62%
  Investments:.....................        19,915       1,490       7.48%
    mortgage-backed securities.....       199,025      13,547       6.81%
    tax-exempt.....................        54,909       4,643       8.46%
  Federal funds sold...............         1,701          72       4.23%
  Interest bearing deposits in
    banks..........................           271           9       3.32%
                                       ----------   ---------      ------
    Total Interest Earning Assets..       470,532      36,548       7.77%

Non-Interest Earning Assets:
  Cash and due from banks..........        10,049
  Premises and equipment...........         9,668
  Other assets.....................         6,781
  Allowance for credit losses......        (2,634)
                                       ----------
    Total Assets...................    $  494,396
                                       ----------
                                       ----------

Liabilities and Stockholders'
  Equity

Interest Bearing Liabilities:
  Interest bearing demand
  deposits.........................    $   39,834   $   1,036       2.60%
  Savings deposits.................       158,571       4,827       3.04%
  Time deposits....................       132,128       6,305       4.77%
  Borrowed funds...................        71,392       3,224       4.52%
                                       ----------   ---------      ------
    Total..........................       401,925      15,392       3.83%



Non-Interest Bearing Liabilities:
  Demand deposits..................        45,165
  Other............................         4,034
  Stockholders' equity.............        43,272
                                       ----------
    Total Liabilities and
      Stockholders' Equity.........    $  494,396
                                       ----------
                                       ----------
Net interest earnings..............                 $  21,156
                                                    ----------
                                                    ----------
Net interest spread................                                 3.94%
Net yield on earning assets (Tax
  equivalent)......................                                 4.50%



    Presented on a tax equivalent basis using the statutory Federal income tax rate of 34%.

    Non-accruing loans are included in average loan balances.

    INTEREST RATES AND INTEREST DIFFERENTIAL:

    The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Interest earned on non-accruing loans is included in the interest earned on loans only when collected, i.e. on a cash basis; but the average balances of such loans are included in the average balance of loans.

                                                           1996 COMPARED TO 1995              1995 COMPARED TO 1994
                                                      -------------------------------  -----------------------------------
                                                        INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                                     -------------------------------  ------------------------------------

(IN 000'S)                                            VOLUME      RATE        NET         VOLUME       RATE        NET
---------------------------------------------------  ---------  ---------  ---------    -----------  ---------  ---------
Interest Earning Assets:

  Loans............................................     10,156     (1,167)     8,989       5,673       2,673        8,346
  Investments: taxable.............................      2,078       (145)     1,933       1,187        (257)         930
    mortgage-backed securities.....................        960       (649)       311         631         826        1,457
    tax-exempt.....................................        721        (24)       697         749         (60)         689
  Other earning assets.............................        556       (210)       346         480         285          765
                                                     ---------  ---------  ---------       -----    --------    ---------
    Total Interest Income..........................     14,471     (2,195)    12,276       8,720       3,467       12,187

Interest Bearing Liabilities:

  Interest bearing demand deposits.................        403         (4)       399          85          (6)          79
  Savings deposits.................................        774       (118)       656         (10)        155          145
  Time deposits....................................      4,934       (642)     4,292       3,280       1,984        5,264
  Borrowed funds...................................      1,309       (483)       826         993       1,198        2,191
                                                     ---------  ---------  ---------       -----    --------    ---------
    Total Interest Expense.........................      7,420     (1,247)     6,173       4,348       3,331        7,679
                                                     ---------  ---------  ---------       -----    --------    ---------
Change in Net Interest Income......................      7,051       (948)     6,103       4,372         136        4,508
                                                     ---------  ---------  ---------       -----    --------    ---------

    Tax equivalent adjustments of $2,050,000 and $1,805,000 are included in the calculation of the tax-exempt rate variances.

    Tax equivalent adjustments of $165,000 and $193,000 are included in the calculation of the loan rate variances.

INVESTMENT PORTFOLIO

The following table sets forth the composition of investment securities at the dates indicated:


                                                                                 DECEMBER 31
                                                             1996                    1995                   1994
                                                    ----------------------  ----------------------  ---------------------
                                                    AVAILABLE    HELD TO    AVAILABLE    HELD TO    AVAILABLE   HELD TO
($ IN 000'S)                                         FOR SALE    MATURITY    FOR SALE    MATURITY   FOR SALE    MATURITY
--------------------------------------------------- ----------  ----------  ----------  ----------  ---------  ----------

U. S. Treasury and other U. S. Government agencies
  and corporations................................  $    9,563  $   45,068  $   21,205  $   40,196  $   1,925  $   20,024
Mortgage-backed securities........................     150,829      70,106     149,940      58,916     86,207     109,028
States and political subdivisions.................      --          78,070      --          67,265     --          62,418
Common and preferred stocks.......................       4,895      --           2,990      --          2,600      --
                                                    ----------  ----------  ----------  ----------  ---------  ----------
  Total Investment Securities.....................  $  165,287  $  193,244  $  174,135  $  166,377  $  90,732  $  191,470
                                                    ----------  ----------  ----------  ----------  ---------  ----------

There were no state, county, or municipal securities whose book value, as to any issuer, exceeded 10% of stockholders' equity at December 31, 1996, 1995, or 1994.

The following schedule sets forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities. Yields of tax-exempt securities have been computed on a tax equivalent basis using a tax rate of 34%. Available For Sale Securities yields are based on fair value; Held To Maturity Securities yields are based on amortized cost.


                                                               MATURITY DISTRIBUTION--AVAILABLE FOR SALE PORTFOLIO
                                                 -------------------------------------------------------------------------------
                                                      WITHIN            AFTER ONE BUT       AFTER FIVE BUT            AFTER
                                                     ONE YEAR         WITHIN FIVE YEARS    WITHIN TEN YEARS         TEN YEARS
                                                 ----------------     -----------------    ----------------     ----------------
($ IN 000'S)                                     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
-----------------------------------------------  ------     -----     ------     -----     ------     -----     ------     -----

U.S. Treasury and other U.S. Government
  agencies.....................................     --         --      $6,061      7.48%   $3,502      6.92%    $   --      --
States and political subdivisions..............     --         --         --         --       --         --         --      --
Mortgage backed securities.....................     --         --         --         --     1,882      8.22%     148,947    7.02%
Equity securities..............................   4,895       7.36%       --         --       --         --         --      --
                                                 ------                ------              ------                -------
Total Available For Sale:
  At Fair Value................................  $4,895       7.36%    $6,061      7.48%   $5,384      7.37%    $148,947    7.02%
                                                 ------                 -----              ------               --------
  At Amortized Cost............................  $4,894                $6,022              $5,272               $148,275
                                                 ------                ------              ------               --------


                                                             MATURITY DISTRIBUTION--HELD TO MATURITY PORTFOLIO
                                                 -------------------------------------------------------------------------------
                                                      WITHIN            AFTER ONE BUT       AFTER FIVE BUT            AFTER
                                                     ONE YEAR         WITHIN FIVE YEARS    WITHIN TEN YEARS         TEN YEARS
                                                 ----------------     -----------------    ----------------     ----------------
($ IN 000'S)                                     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
----------------------------------------         ------     -----     ------     -----     ------     -----     ------     -----


U.S. Treasury and other U.S. Government
  agencies..............................         $3,718     6.86%     $29,753     6.19%    $11,597     7.01%    $    --        --
States and political subdivisions.......          1,802    10.91%       7,341     9.38%     17,199     8.07%      51,728      8.20%
Mortgage backed securities..............            526     7.97%         935     8.35%      2,646     8.79%      65,999      6.89%
                                                 ------               -------              -------              --------
Total Held To Maturity:
  At Amortized Cost.....................         $6,046     8.16%     $38,029     6.86%    $31,442     7.74%    $117,727      7.15%
                                                 ------               -------              -------              --------
  At Fair Value.........................         $6,105               $38,368              $31,662              $118,122
                                                 ------               -------              -------              --------


The maturities listed for mortgage backed securities are based on final maturity dates, no estimates have been included for any normal principal repayment or any prepayment of principal of these securities.

LOAN PORTFOLIO

The following table shows the Company's loan distribution at the end of each of the last five years:

                                                                              DECEMBER 31
($ IN 000'S)                                              1996        1995        1994        1993        1992
----------------------------------------------------- ----------  ----------  ----------  ----------  ----------


Construction and Land Development....................  $   24,202  $   20,085  $   12,543  $   13,095  $   16,300
Residential Real Estate--Mortgage....................     164,695     137,120     100,941     113,469      98,431
Commercial Real Estate--Mortgage.....................     135,410     123,142      56,280      42,011      42,795
Commercial...........................................      54,556      55,781      15,447      13,859      13,648
Consumer.............................................      19,873      17,964      11,249      17,446      31,975
                                                       ----------  ----------  ----------  ----------  ----------
  Total Loans........................................     398,736     354,092     196,460     199,880     203,149
  Unearned Income on Loans...........................        (572)     (1,142)       (948)     (1,414)     (2,232)
                                                       ----------  ----------  ----------  ----------  ----------
    Loans (Net of Unearned Income)...................  $  398,164  $  352,950  $  195,512  $  198,466  $  200,917
                                                       ----------  ----------  ----------  ----------  ----------

The following table shows the amounts of loans outstanding as of December 31, 1996 which, based on the remaining scheduled repayments of principal, are due in the periods indicated. Also included is the sensitivity of loans to interest rate fluctuations at December 31, 1996 for loans due after one year.

                                                                               MATURITY DISTRIBUTION
                                                                  -----------------------------------------------
                                                                    WITHIN    AFTER 1 BUT     AFTER
($ IN 000'S)                                                        1 YEAR    WITHIN 5 YRS   5 YEARS     TOTAL
---------------------------------------------------------------  ----------  ------------  ---------  ----------

Construction and Land Development...............................  $   13,896   $    7,682   $   2,624  $   24,202
Residential Real Estate--Mortgage...............................      41,467       55,912      67,316     164,695
Commercial Real Estate--Mortgage................................      29,415       96,644       9,351     135,410
Commercial......................................................      31,106       14,176       9,274      54,556
Consumer........................................................      11,693        6,866       1,314      19,873
                                                                  ----------  ------------  ---------  ----------
  Total Loans...................................................     127,577      181,280      89,879     398,736
  Unearned Income on Loans......................................        (356)        (216)          0        (572)
                                                                  ----------  ------------  ---------  ----------
    Loans (Net of Unearned Income)..............................  $  127,221   $  181,064   $  89,879  $  398,164
                                                                  ----------  ------------  ---------  ----------
Sensitivity of loans due after one year to changes in interest rates:
  Loans at predetermined interest rates.........................               $  146,326
  Loans at floating or adjustable rates.........................                  124,617
                                                                              ------------
Total...........................................................               $  270,943
                                                                              ------------

RISK ELEMENTS
NON-PERFORMING LOANS

    The following table presents information concerning the aggregate amount of risk elements for the past five years. Risk elements comprise 1) loans accounted for on a non-accrual basis, 2) loans contractually past due ninety days or more as to interest or principal payments, and 3) other loans whose terms have been negotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                                                                                            DECEMBER 31
                                                                       -----------------------------------------------------
($ IN 000'S)                                                             1996       1995       1994       1993       1992
---------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Loans accounted for on a non-accrual basis...........................  $   2,821  $   1,560  $     211  $   1,015  $     233
Accruing loans past due 90 days or more..............................        214        277         62        270        395
Loans whose terms have been negotiated to provide a reduction or deferral of interest or principal because of a deterioration in the
  financial position of the borrower.................................          0          0          0          0          0
                                                                       ---------  ---------  ---------  ---------  ---------
Totals...............................................................  $   3,035  $   1,837  $     273  $   1,285  $     628
                                                                       ---------  ---------  ---------  ---------  ---------
Interest income which would have been recorded at original terms.....  $     414  $     127  $      14  $      57  $      25
                                                                       ---------  ---------  ---------  ---------  ---------

    Loans, other than those secured by marketable collateral, are put on a non-accrual status when principal or interest becomes 90 days delinquent. Placing a loan on non-accrual is a determination that interest may not be collected in the current period and ,therefore, should be reported only when collected. Interest is included in income only to the extent received in cash.

Summary of Loss Experience

    The following table summarizes the Company's loan loss experience for the five years ended:

                                                                              DECEMBER 31
                                                       ----------------------------------------------------------
(IN 000'S)                                                1996        1995        1994        1993        1992
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Daily Average (net of unearned income)...............  $  365,778  $  260,511  $  194,711  $  200,121  $  208,260
Balance of allowance for credit losses at beginning
  of the year........................................  $    4,729  $    2,627  $    2,686  $    2,411  $    2,310
Allowance applicable to loans of purchased company...           0       2,355           0           0           0
Loans charged-off:
  Construction and Land Development..................           0           0           0           0           0
  Residential Real Estate--Mortgage..................         117          40          78          42          75
  Commercial Real Estate--Mortgage...................         106           0           0           0           0
  Commercial.........................................         336         314          25           0           0
  Consumer...........................................         177          56         132         247         809
                                                       ----------  ----------  ----------  ----------  ----------
   Total Charged-offs................................         736         410         235         289         884
Recoveries of loans previously charged-off:
  Construction and Land Development..................           0           0           0           0           0
  Residential Real Estate--Mortgage..................           4           7           2          18           0
  Commercial Real Estate--Mortgage...................         116           0           0           0           0
  Commercial.........................................         144          43           1           2           0
  Consumer...........................................          74         107         173         215         173
                                                       ----------  ----------  ----------  ----------  ----------
   Total Recoveries..................................         338         157         176         235         173
Net loans charged-off................................         398         253          59          54         711
Additions to allowance charged to expense............         836      --          --             329         812
Balance of allowance for credit losses at end of the
  year...............................................  $    5,167  $    4,729  $    2,627  $    2,686  $    2,411
Ratio of net charge-offs during period to average
  loans outstanding..................................        0.11%       0.10%       0.03%       0.03%       0.34%

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is based on management's evaluation of historical and anticipated net charge-offs, analysis of non-performing loans, prevailing and anticipated economic conditions, and bank industry standards. In the opinion of management, the allowance is considered adequate based upon its evaluation of the various factors affecting the collectibility of loans. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

                                                                               DECEMBER 31
                                          --------------------------------------------------------------------------------------
                                                  1996                  1995                  1994                  1993
                                          --------------------  --------------------  --------------------  --------------------
                                               AS A % OF             AS A % OF             AS A % OF             AS A % OF
(IN 000'S)                                   RESERVE LOANS         RESERVE LOANS         RESERVE LOANS         RESERVE LOANS
----------------------------------------
Construction and Land Development,
  Commercial Real Estate--Mortgage, and
  Commercial (1)........................      4,062        54%      3,353        56%      1,866        43%      1,312        35%
Residential Real Estate--Mortgage.......        553        41%        857        39%        242        51%        233        57%
Consumer................................        133         5%        193         5%        293         6%        280         9%
Not Allocated...........................        419        N/A        326        N/A        226        N/A        861        N/A
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Allowance for Credit Losses.......  $   5,167       100%  $   4,729       100%  $   2,627       100%  $   2,686       100%
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                  1992
                                          --------------------
                                               AS A % OF
(IN 000'S)                                   RESERVE LOANS
----------------------------------------
Construction and Land Development,
  Commercial Real Estate--Mortgage, and
  Commercial (1)..........................    1,110        35%
Residential Real Estate--Mortgage.......        273        40%
Consumer................................        230        25%
Not Allocated...........................        798        N/A
                                          ---------  ---------
Total Allowance for Credit Losses.......  $   2,411       100%
                                          ---------  ---------

(1) These categories have been consolidated and the reserve amount is based on a detailed analysis of the estimated credit risk for these loan types. The reserve amount is established by evaluating various factors including current economic conditions, the financial condition of the borrower, and the risk elements which may pertain to certain types of loans. The allocations do not necessarily reflect the expected future charge-offs applicable to each category.

RATE SENSITIVITY ANALYSIS

                                                               AFTER 3     AFTER 1                   NON-
                                                               MONTHS-      YEAR-                  INTEREST
DECEMBER 31, 1996                                   WITHIN      WITHIN      WITHIN      AFTER      SENSITIVE
(IN 000'S)                                         3 MONTHS     1 YEAR     5 YEARS     5 YEARS       FUNDS       TOTAL
------------------------------------------------  ----------  ----------  ----------  ----------  -----------  ----------
Assets
Federal funds sold..............................  $   19,364      --          --          --          --       $   19,364
Interest bearing deposits in other banks........          90      --          --          --          --               90
Investment securities...........................      56,737      51,887     111,163     138,744      --          358,531
Loans (including loans held for sale)...........     161,338      51,919     156,487      31,562      --          401,306
Non-interest earning assets.....................      --          --          --          --           61,783      61,783
Interest sensitivity hedges on assets...........     (12,000)     (3,000)     15,000      --          --           --
                                                  ----------  ----------  ----------  ----------  -----------  ----------
Total Assets....................................  $  225,529  $  100,806  $  282,650  $  170,306  $    61,783  $  841,074

Liabilities and Stockholders' Equity
Interest bearing deposits.......................      90,335     185,410     214,244      36,086      --          526,075
Short-term borrowings...........................      53,734      --          --          --          --           53,734
Long-term borrowings............................      75,924           1       9,350      --          --           85,275
Non-interest bearing liabilities and
  stockholders' equity..........................      --          --          --          --          175,990     175,990
                                                  ----------  ----------  ----------  ----------  -----------  ----------
Total Liabilities and Stockholders' Equity......  $  219,993  $  185,411  $  223,594  $   36,086  $   175,990  $  841,074
                                                  ----------  ----------  ----------  ----------  -----------  ----------
Interest rate sensitivity gap...................  $    5,536  ($  84,605) $   59,056  $  134,220  ($  114,207)
Cumulative interest rate sensitivity gap........  $    5,536  ($  79,069) ($  20,013) $  114,207      --
Cumulative ratio of interest sensitive assets to
  interest sensitive liabilities................        1.03        0.80        0.97        1.17         1.00

    Rate Sensitivity Analysis indicates the sensitivity to fluctuations in interest rates by providing information regarding the maturity and repricing information for selected categories of assets and liabilities. Federal funds sold are assigned to an immediately repricable category as this is an overnight investment. Mortgage-backed investments are categorized based on the estimated amortization of these securities using recent prepayment histories. Fixed rate investments are grouped by final maturity date. Variable rate investments are categorized according to the next available repricing opportunity. Fixed rate loans are grouped in the appropriate category based on normal scheduled amortization. Variable rate loans are categorized based on the next available repricing opportunity. Interest bearing deposits without a contractual maturity are estimated based on management's estimates of deposit withdrawals. Interest bearing deposits with contractual maturities are categorized based on the effective maturity of the deposit.

DEPOSITS

    The following schedule presents daily average amounts of deposits by type:

                                                                                          DECEMBER 31
                                                                               ----------------------------------
($ IN 000'S)                                                                      1996        1995        1994
-----------------------------------------------------------------------------  ----------  ----------  ----------
Non-interest bearing demand deposits.........................................  $   83,825  $   63,072  $   45,165
Interest bearing demand deposits.............................................      58,676      43,103      39,834
Savings deposits.............................................................     182,857     158,228     158,571
Time deposits................................................................     286,557     200,883     132,128
                                                                               ----------  ----------  ----------
Total Deposits...............................................................  $  611,915  $  465,286  $  375,698
                                                                               ----------  ----------  ----------

    The following schedule presents daily average rates paid on deposits by type:

                                                                                                        DECEMBER 31
                                                                                              -------------------------------
                                                                                                1996       1995       1994
                                                                                              ---------  ---------  ---------
Non-interest bearing demand deposits........................................................     --         --         --
Interest bearing demand deposits............................................................       2.58%      2.59%      2.60%
Savings deposits............................................................................       3.08%      3.14%      3.04%
Time deposits...............................................................................       5.53%      5.76%      4.77%
                                                                                                    ---        ---        ---
Total Deposits..............................................................................       4.36%      4.39%      3.68%
                                                                                                    ---        ---        ---

    At December 31, 1996, the maturity distribution for time deposits issued in amounts of $100,000 or more was:

    (in 000's)

3 months or less                                                     $23,328
Over 3 months through 6 months.....................................    4,938
Over 6 months through 12 months....................................    5,649
Over 12 months.....................................................    9,078
                                                                     -------
Total..............................................................  $42,993
                                                                     -------

SHORT-TERM BORROWINGS

    Short-term borrowings were as follows:

                                                                                             DECEMBER 31
($ IN 000'S)                                                                        1996        1995       1994
------------------------------------------------------------------------------  ------------  ---------  ---------
Maximum amount at any month-end...............................................   $   67,607   $  86,535  $  61,500
Average amount outstanding during the year....................................   $   45,823   $  68,571  $  44,824
Amount outstanding at year-end................................................   $   53,734   $  49,451  $  54,927
Weighted average interest rate during the year................................         5.48%       5.89%      4.25%
Weighted average interest rate at year-end....................................         5.42%       5.56%      5.82%

RETURN ON EQUITY AND ASSETS

    The following table shows net income as a percent of average stockholders' equity and average total assets, as well as certain other ratios for the periods indicated:

                                                                                                  DECEMBER 31
                                                                                         1996        1995       1994
                                                                                     ------------  ---------  ---------
Percentage of net income to:
  Average stockholders' equity.....................................................  12.27%            13.69%     15.28%
  Daily average total assets.......................................................   1.05%             1.18%      1.34%
Percentage of dividends declared
  per common share to net income
  per common share.................................................................  32.60%            31.83%     29.71%
Percentage of average stockholders'
  equity to daily average total assets.............................................   8.54%             8.60%      8.75%

ITEM 2: PROPERTIES


Mason-Dixon Bancshares, Inc.
Corporate Office
45 West Main Street
Westminster, MD 21157

Carroll County Bank and Trust Company

Community Banking Center               Melrose Branch
45 West Main Street                    4501 Hanover Pike
Westminster, MD 21157                  Manchester, MD 21102

Englar Road Branch                     Taneytown Branch
401 Englar Road                        4345 Old Taneytown Road
Westminster, MD 21157                  Taneytown, MD 21787

East Main Street Branch                Finksburg Branch *
193 East Main Street                   3000 Gamber Road
Westminster, MD 21157                  Finksburg, MD 21048

Manchester Branch                      Heartlands Branch **
3200 Main Street                       3004 North Ridge Road
Manchester, MD 21102                   Ellicott City, MD 21043

Manchester Drive-in                    Mount Airy Branch *
3068 Westminster Street                1001 Twin Arch Road
Manchester, MD 21102                   Mt. Airy, MD 21771

Eldersburg Branch                      Operations Center
1300 Liberty Road                      200 Baltimore Boulevard
Sykesville, MD 21784                   Westminster, MD 21157

Hampstead Branch
999 South Main Street
Hampstead, MD 21074

Fairhaven Branch **
7200 Third Avenue
Sykesville, MD 21784

Mason-Dixon Bancshares Mortgage Company--a division of Carroll County Bank and Trust Company

Eldersburg Production Office **
1643 Liberty Road, Suite A-2
Sykesville, MD 21784

Millersville Production Office **
8334 Veterans Highway
Millersville, MD 21108

* Properties are subject to land leases
** Properties are leased

Bank of Maryland

Executive Offices **
502 Washington Avenue
Towson, MD 21204

Towson Branch **                       Salisbury Branch
600 Washington Avenue                  1300 Salisbury Boulevard
Towson, MD 21204                       Salisbury, MD 21801

Annapolis Branch **                    Bishopville Branch
2661 Riva Road                         10657 Bishopville Road
Annapolis, MD 21401                    Bishopville, MD 21813

Harford County Branch **               Crisfield Branch
333 Baltimore Pike                     257 North Somerset Avenue
Bel Air, MD 21014                      Crisfield, MD 21817

Perry Hall Branch **                   Federalsburg Branch
9650 Belair Road                       102 South Main Street
Perry Hall, MD 21236                   Federalsburg, MD 21632

Pikesville Branch **                   Princess Anne Branch
44 E. Sudbrook Lane                    12136 Elm Street
Baltimore, MD 21208                    Princess Anne, MD 21853

Bethesda Production Office **
4720 Montgomery Lane, Suite 420
Bethesda, MD 20814                     ** Properties are leased


    Mason-Dixon's subsidiaries lease properties from other parties and, during 1996, incurred rental expense of $1,009,608 on these properties. See
Note 6 (Premises and Equipment) to the Consolidated Financial Statements.

    The premises occupied or leased by Mason-Dixon and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to Mason-Dixon's business.



ITEM 3: LEGAL PROCEEDINGS

    On December 9, 1996, Mason-Dixon filed suit in the United States
District Court for the District of Maryland against Anthony Investments, Inc., Barbara S. Floyd, Alvie G. Spencer, and their stockholder group ("Defendants") seeking preliminary and permanent injunctive and declaratory relief against the Defendants for violations of the SEC proxy solicitation rules, violation of the Exchange Act beneficial ownership reporting rules, violation of laws requiring approval of the Maryland Commissioner of Financial Regulation for acquisition of a block of bank holding company stock, and for making false and misleading statements in connection with their proxy solicitation. The Defendants thereafter filed a counterclaim against Mason-Dixon and third party claims against the Board of Directors alleging that the directors breached their fiduciary duty by not reporting inquiries regarding possible interest in the acquisition of Mason-Dixon, and have engaged in corporate waste by bringing the lawsuit, adopting alleged golden parachute plans and retaining Alex. Brown as Mason-Dixon's financial advisor. The Defendants asked the court to require Mason-Dixon to take the actions described in the Stockholder Proposal set forth in the proxy statement, and to terminate the lawsuit, reimburse the legal fees, and to terminate the relationship with Alex. Brown and the alleged golden parachute plans. On February 28 1997, the Court ruled that certain statements made by Defendants regarding Mason-Dixon's financial performance were misleading, and their failure to disclose their acquisition of 5.1% of the stock without a report to the Commissioner of Financial Regulations may have violated a State banking acquisition law. The Court ordered the issuance of a corrective letter to be promptly distributed to all stockholders, and the rescission of all proxies or powers of attorney obtained by the Defendants not already terminated by the Defendants. On March 13, the Defendants filed a motion with the Court for leave to amend their counterclaim and third party claims. The proposed amendment to the third party claims seeks to add a claim against William Dulany and Thomas K. Ferguson, the Chairman and Pesident of Mason-Dixon, respectively, alleging breach of fiduciary duty in not reporting to the Board acquisition inquiries or overtures, and asking for the removal of Dulany and Ferguson from the Board and damages in the amount of over $97 million. Mason-Dixon is opposing Defendants' claims vigorously. Meanwhile, on March 13, the Defendants filed another action against Mason-Dixon asking that the Court issue a temporary restraining order to prohibit Mason-Dixon from mailing its proxy statement to its stockholders, claiming that management's statement in opposition to Defendant's stockholder proposal was false and misleading; at the hearing, Mason-Dixon volunteered to change certain statements and the Court denied the Defendants' request for a restraining order. On March 24, 1997, Defendants filed an action against Mason-Dixon seeking preliminary injunctive relief alleging additional false and misleading statements in Mason-Dixon's proxy statement. Once again, Mason-Dixon is opposing Defendants' claims vigorously.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS: NONE

ITEM 4A: EXECUTIVE OFFICERS

  Mason-Dixon Bancshares, Inc.

NAME                                           AGE            HIRE DATE
-----------------------------------------      ---      ----------------------
Thomas K. Ferguson                                 54   August 27, 1991         President and Chief Executive Officer for
                                                                                the last five years.

William B. Delaney                                 69   August 27, 1991         Chairman of the Board for the last five years.

  Carroll County Bank and Trust Company:

NAME                                           AGE            HIRE DATE
-----------------------------------------      ---      ----------------------
Thomas K. Ferguson                                 54   September 13, 1965      President and Chief Executive Officer for
                                                                                the last five years.
Michael L. Oster                                   44   September 2, 1986       Executive Vice President/Chief Operating
                                                                                Officer for the past year. Director of
                                                                                Lending/Operations for the prior four
                                                                                years.
Gerald G. Alsentzer                                49   June 26, 1989           Senior Vice President and Director of the
                                                                                Human Resources Division for the last
                                                                                five years.
William J. Gering                                  51   April 22, 1986          Senior Vice President and Director of the
                                                                                Trust Division for the last five years.
Marcus L. Primm                                    55   May 13, 1974            Senior Vice President and Director of
                                                                                Retail Operations for the last five
                                                                                years.
Louna S. Primm                                     49   December 31, 1974       Senior Vice President and Chief Lending
                                                                                Officer for the past year. Manager of
                                                                                Commercial Loan Department for the prior
                                                                                four years.
Mark A. Keidel                                     35   August 17, 1987         Held various accounting positions for the
                                                                                bank and has been Senior Vice President/
                                                                                Chief Financial Officer for the last two
                                                                                years. Also, Vice President/Chief Financial
                                                                                Officer for Mason-Dixon for the last two years.
Christine L. Whiteleather                          46   May 2, 1984             Worked in various capacities for the bank
                                                                                and has been Senior Vice President/Chief
                                                                                Investment Officer for the last two
                                                                                years.

    Bank of Maryland:

NAME                                           AGE            HIRE DATE
-----------------------------------------      ---      ----------------------
H. David Shumpert                                  52   August 15, 1991         President and Chief Executive Officer for
                                                                                the last five years.
A. Gary Rever                                      44   January 28, 1991        Executive Vice President, Secretary,
                                                                                Chief Financial Officer and Treasurer for
                                                                                the last five years.
W. Bruce McPherson                                 56   December 29, 1995       Executive Vice President--
                                                                                Commercial/Real Estate Lending and
                                                                                Credit. President of McPherson & Co. Inc.
                                                                                and Executive Vice President/Chief Credit
                                                                                Officer for MNC Financial Inc. for the prior
                                                                                four years.
Robert D. Lockard                                  58   May 1, 1989             Worked in various operations positions at
                                                                                the bank and has been Senior Vice
                                                                                President -Retail Banking and Compliance
                                                                                for the past two years.
Hunter F. Calloway                                 49   April 8, 1996           Senior Vice President--Commercial
                                                                                Lending/ Southern Region. Commerial Real
                                                                                Estate Lender with NationsBank for the
                                                                                prior four years.
Ellen R. Fish                                      35   November 25, 1991       Worked in various commercial lending
                                                                                positions in the bank and has been Senior
                                                                                Vice President-- Commercial
                                                                                Lending/Northern Region for the past
                                                                                year.

PART II

    ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
     MATTERS

    Common Stock Data--Annual Stockholders Report, page 15, incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

    Five Year Comparative Summary--Annual Stockholders Report, page 1, incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    Annual Stockholders Report, pages 6 through 15, incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and related notes are included in the Annual Stockholders Report, pages 16 through 39, incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURES

    None

    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors are listed in the Annual Proxy Statement, dated March 17, 1997, pages 3, 4, and 5, incorporated herein by reference. Executive officers are included in Part I, Item 4A.

ITEM 11: EXECUTIVE COMPENSATION

    Proxy Statement, dated March 17, 1997, pages 6 through 11, incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Proxy Statement, dated March 17, 1997, pages 2 and 3, incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Proxy Statement, dated March 17, 1997, pages 9 and 11, incorporated herein by reference. Executive officers are included in Part I, Item 4A.

PART IV

    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES , AND REPORTS ON 8-K

    (a) Documents filed as part of this report:

        (1) The following financial statements of the Registrant, included on pages 16 through 40 of the Registrants 1996 Annual Report to Stockholders, are incorporated herein by reference in item 8:

            Consolidated Balance Sheets--December 31, 1996 and 1995 Consolidated Statements of Income-- Years ended December 31, 1996, 1995, and 1994
            Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996 1995, and 1994
            Notes to Consolidated Financial Statements--Years ended December 31, 1996, 1995, and 1994
            Report of Independent Auditors for the year ending
            December 31, 1996

        (2) Financial statement schedules are omitted from this 10-K since the required information is not applicable to the Registrant.

        (3) Listing of Exhibits:

    The following documents are attached as Exhibits to this Form 10-K as indicated by the Exhibit number or are incorporated by reference to the prior filings of the Registrant with the Commission.

FORM 10-K EXHIBIT #                                          EXHIBIT
------------------------------------------  ---------------------------------
Exhibit A.................................  Certificate of Incorporation
Exhibit 3.................................  Bylaws of the Corporation
Exhibit 13................................  Annual Report to Shareholders
Exhibit 21................................  List of Registrant's Subsidiary
Exhibit 23................................  Consent of Independent Auditors
Exhibit 27................................  Financial Data Schedule

* Exhibit A is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange on October 15, 1991.

    Item 14 (b)

    No reports have been filed on Form 8-K during the last quarter of the period covered by this report.

Item 14 (c)
  See Item 14 (A) (3) above.

Item 14 (d)
  See Item 14 (A) (2) above.

SIGNATURES

Pursuant to the registration requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASON-DIXON BANCSHARES, INC.
                                                 (Registrant)

Date: March 12, 1997                   By /s/ Thomas K. Ferguson
                                          ---------------------
                                          Thomas K. Ferguson
                                          President and
                                          Chief Executive Officer

Date: March 12, 1997                   By /s/ Mark A. Keidel
                                               -------------
                                               Mark A. Keidel
                                               Vice President and
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Miriam F. Beck            Director          Date: March 12, 1997
-------------------------
    Miriam F. Beck

/s/ James C. Snyder           Director          Date: March 12, 1997
-------------------------
    James C. Snyder

/s/ William B. Dulany         Director          Date: March 12, 1997
-------------------------
    William B. Dulany

/s/ Stevenson B. Yingling     Director          Date: March 12, 1997
--------------------------
    Stevenson B. Yingling

/s/ David S. Babylon, Jr.     Director          Date: March 12, 1997
-------------------------
    David S. Babylon, Jr.

/s/ Edwin W. Shauck           Director          Date: March 12, 1997
-------------------------
    Edwin W. Shauck

/s/ S. Ray Hollinger          Director          Date: March 12, 1997
-------------------------
    S. Ray Hollinger

/s/ Patricia A. Dorsey        Director          Date: March 12, 1997
-------------------------
    Patricia A. Dorsey