Form 10-Q
period 1997-03-31
MASON DIXON BANCSHARES INC/MD
filed 1997-05-15
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended March 31, 1997



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



The number of shares outstanding of the registrant's common stock on
March 31, 1997:     Common Stock, $1.00 Par Value --- 5,307,078.



PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                                      March 31,           December 31,
(Dollars in thousands)                                                                      1997                 1996
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                $  21,478            $  26,892
Interest bearing deposits in other banks                                                     197                   90
Federal funds sold                                                                        23,511               19,364

Investment securities held to maturity - at amortized cost -                             200,243              193,244
     (fair value $198,558 and $194,257 respectively)
Investment securities available for sale - at fair value                                 172,025              165,287

Loans held for sale                                                                        3,704                3,142
Loans (net of unearned income of $574 and $572)                                          410,178              398,164
  Less:  Allowance for credit losses                                                      (5,248)              (5,167)
                                                                                        --------             --------
    Loans, net                                                                           404,930              392,997

Bank premises and equipment                                                               15,292               15,471
Other real estate owned                                                                      501                  501
Deferred tax assets                                                                        7,092                6,274
Mortgage sub-servicing rights                                                              3,721                3,820
Intangible assets                                                                          4,676                4,799
Accrued interest receivable and other assets                                               9,917                9,193
                                                                                        --------             --------
    Total Assets                                                                       $ 867,287            $ 841,074
                                                                                        ========             ========

LIABILITIES

Non-interest bearing deposits                                                          $  89,972            $  94,660
Interest bearing deposits                                                                539,555              526,075
                                                                                        --------             --------
    Total Deposits                                                                       629,527              620,735

Short-term borrowings                                                                     64,757               53,734
Long-term borrowings                                                                      92,644               85,275
Accrued expenses and other liabilities                                                     7,393                8,631
                                                                                        --------             --------
    Total Liabilities                                                                  $ 794,321            $ 768,375

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,307,078 and 5,303,166 shares for 1997
   and 1996 respectively                                                                   5,307                5,303
Surplus                                                                                   40,641               40,560
Retained earnings                                                                         27,809               26,331
Unrealized (depreciation) appreciation in certain debt and
   equity securities                                                                        (791)                 505
                                                                                        --------             --------
    Total Stockholders' Equity                                                            72,966               72,699

    Total Liabilities & Stockholders' Equity                                           $ 867,287            $ 841,074
                                                                                        ========             ========


Note:  The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.



                                               MASON-DIXON BANCSHARES, INC.

                                               CONSOLIDATED INCOME STATEMENT

                                                               Three Months Ending
                                                                    March 31,
(Dollars in thousands, except per share data)                  1997            1996
-----------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                             $    9,105      $    8,257
  Interest on deposits in other banks                            13               5
  Interest on federal funds sold                                251             293
  Interest and dividends on investment securities:
    Taxable interest and dividends                            5,037           4,559
    Tax exempt interest and dividends                         1,089             933
                                                           --------        --------
    Total interest income                                    15,495          14,047

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more            393             556
    Other deposits                                            5,363           5,073
                                                           --------        --------
      Total interest on deposits                              5,756           5,629

Interest on short-term borrowings                               720             524
Interest on long-term borrowings                              1,284             725
                                                           --------        --------
    Total interest expense                                    7,760           6,878
                                                           --------        --------
Net interest income                                           7,735           7,169

Provision for credit losses                                      57               0
                                                           --------        --------
Net interest income after provision for credit losses         7,678           7,169
                                                           --------        --------
Other Operating Income:
  Service charges on deposit accounts                           546             493
  Trust department income                                       343             413
  Gain on sale of securities                                    221             120
  Gain on sale of mortgage loans                                291              92
  Other income                                                  425             511
                                                           --------        --------
    Total other operating income                              1,826           1,629
                                                           --------        --------
Other Operating Expenses:
  Salaries and employee benefits                              3,718           3,305
  Net occupancy expense of bank premises                        623             566
  Furniture and equipment expenses                              438             410
  FDIC insurance expense                                         19              24
  Outside data processing expense                               260             252
  Amortization of mortgage sub-servicing rights                 104             104
  Amortization of other intangibles assets                      123             123
  Other expenses                                              1,120           1,113
                                                           --------        --------
    Total other operating expenses                            6,405           5,897
                                                           --------        --------
Income before income taxes                                    3,099           2,901
Income tax expense                                              824             826
                                                           --------        --------
Net Income                                               $    2,275      $    2,075
                                                           ========        ========

Per Share Data:
  Net Income                                             $     0.43      $     0.39
  Cash Dividend Paid                                     $     0.15      $    0.125

Average Shares Outstanding                                5,307,998       5,269,619



                                             MASON-DIXON BANCSHARES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Period Ended
                                                                                                    March 31,
(Dollars in thousands)                                                                      1997                 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $  2,275             $  2,075
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                            440                  337
     Amortization of mortgage sub-servicing rights                                           104                  104
     Amortization of intangibles                                                             123                  123
     Net accretion of purchase accounting adjustments                                       (144)                (190)
     Provision for credit losses                                                              57                    0
     Provision for deferred taxes                                                              0                    0
     Proceeds from sales of investment securities - Trading                                3,177                    0
     Purchases of investment securities - Trading                                         (3,152)                   0
     Originations of loans held for sale                                                 (15,184)              (5,364)
     Proceeds from sales of loans held for sale                                           14,913                4,769
     Net gain on sale of assets                                                             (512)                (363)
     Gain on sale of deposits                                                                  0                    0
     Net (increase) decrease in accrued interest receivable and other assets                (723)                 691
     Net increase (decrease) in accrued expenses and other liabilities                    (1,240)                (267)
     Other - net                                                                             277                  116
                                                                                         -------              -------
    Net cash provided by operating activities                                                411                2,031
                                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities - HTM                                 2,890                4,923
   Proceeds from sales of investment securities - HTM                                          0                3,998
   Purchases of investment securities - HTM                                               (9,907)             (23,320)
   Proceeds from maturities of investment securities - AFS                                 7,235                7,732
   Proceeds from sales of investment securities - AFS                                     33,695               39,126
   Purchases of investment securities - AFS                                              (49,684)             (37,382)
   Net (increase) decrease in loans                                                      (12,083)               1,264
   Capital expenditures                                                                     (260)                (579)
   Purchase of mortgage servicing rights                                                       0                    0
   Proceeds from sales of assets                                                               0                  639
   Sale of deposits                                                                            0                    0
   Acquisition of subsidiaries, net of cash acquired                                           0                    0
                                                                                         -------              -------
    Net cash used by investing activities                                                (28,114)              (3,599)
                                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                     8,864               20,306
   Net increase (decrease) in short-term borrowings                                       11,022               11,236
   Proceeds from long-term borrowings                                                     20,000               18,419
   Repayments of long-term borrowings                                                    (12,631)             (21,043)
   Issuance of additional shares of common stock                                             182                  368
   Repurchase of common stock                                                                (97)                   0
   Dividends paid                                                                           (797)                (659)
                                                                                         -------              -------
    Net cash provided by financing activities                                             26,543               28,627
                                                                                         -------              -------

Net (decrease) increase in cash and cash equivalents                                      (1,160)              27,059
Cash and cash equivalents at beginning of year                                            46,346               33,103
                                                                                         -------              -------
Cash and cash equivalents at end of period                                              $ 45,186             $ 60,162
                                                                                         =======              =======


See notes to the consolidated financial statements.


                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                                               Unrealized
                                                                                                              Appreciation
                                                                                                             in certain Debt
                                                                  Common                        Retained       and Equity
(Dollars in thousands)                                            Stock          Surplus        Earnings       Securities
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                     $  5,258       $ 39,807       $ 20,645       $    886

Net income (1st quarter 1996)                                           0              0          2,075              -

Issuance of additional shares of common stock                          22            345              0              -

Cash dividend @ $.125 per share                                         0              0           (659)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0           (582)
                                                                  -------        -------        -------        -------
Balance at March 31, 1996                                           5,280         40,152         22,061            304

Net income (2nd, 3rd, 4th quarters 1996)                                0              0          6,361              -

Issuance of additional shares of common stock                          23            408              0              -

Cash dividend @ $.395 per share                                         0              0         (2,091)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0            201
                                                                  -------        -------        -------        -------
Balance at December 31, 1996                                        5,303         40,560         26,331            505

Net income (1st quarter 1997)                                           0              0          2,275              -

Issuance of additional shares of common stock                           9            173              0              -

Repurchase of shares of common stock                                   (5)           (92)             0              -

Cash dividend @ $.15 per share                                          0              0           (797)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0         (1,296)
                                                                  -------        -------        -------        -------
Balance at March 31, 1997                                        $  5,307       $ 40,641       $ 27,809       $   (791)
                                                                  =======        =======        =======        =======



                                             MASON-DIXON BANCSHARES, INC.

                                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments
(consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included.  Certain amounts for prior periods have been reclassified to conform to current period presentation.
These statements should be read in conjunction with the financial statements and notes thereto included in the
Company's 1996 Annual Report on Form 10-K.


Note 3.  Investment Securities
                                                                    Held-to-Maturity             Available-for-Sale
                                                                 March 31,      March 31,      March 31,      March 31,
(Dollars in thousands)                                               1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agency notes                  $  45,147      $  44,217      $   2,998      $   8,111
     Obligations of U.S. government agencies                       17,507         21,416        129,010        119,489
     Obligations of states and political subdivisions              81,986         70,755              0              0
     Collateralized mortgage obligations                           55,314         45,404         35,117         31,174
     Other securities                                                 289              0          6,189          3,368
     Unrealized gains(losses)*                                          0              0         (1,289)           495
                                                                 --------       --------       --------       --------
          Total Investment Securities                           $ 200,243      $ 181,792      $ 172,025      $ 162,637
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

Note 4.  Loans (Net of Unearned Income)
                                                                                March 31,      March 31,
(Dollars in thousands)                                                              1997           1996
--------------------------------------------------------------------------------------------------------
     Construction and Land Development                                         $  23,365      $  16,262
     Residential Real Estate - Mortgages                                         173,740        139,343
     Commercial Real Estate - Mortgages                                          113,305         91,060
     Commercial                                                                   78,352         87,803
     Consumer                                                                     21,416         17,378
                                                                                --------       --------
          Total Loans                                                          $ 410,178      $ 351,846
                                                                                ========       ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                              1997           1996
--------------------------------------------------------------------------------------------------------
     Balance at January 1                                                      $   5,167      $   4,729
     Provision for the year                                                           57              0
     Recoveries on loans                                                             122             59
                                                                                 -------        -------
          Total                                                                    5,346          4,788

     Less loans charged off                                                           98             70
                                                                                 -------        -------
     Balance at March 31                                                       $   5,248      $   4,718
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         MASON-DIXON BANCSHARES, INC.

SUMMARY

     Mason-Dixon Bancshares, Inc. (Mason-Dixon) reported net income of $2.275 million for the first quarter of 1997 or $.43 per share, an increase of 10% from last year's reported first quarter of $2.075 million. Earnings per share for the first quarter of 1996 were $.39. The increase in net income for the first quarter was driven by increases in net interest income of $566,000 and higher non-interest income of $197,000. Offsetting these increases was a higher provision for credit losses of $57,000 and higher non-interest expenses of $508,000. The annualized return on average assets was 1.08% for the first quarter of 1997 while the annualized return on average stockholders' equity was 12.67%. These ratios for the first quarter of 1996 were 1.09% and 12.39% respectively.


STATEMENT OF CONDITION

     Total assets equalled $867 million for growth of 3% from December 31, 1996. Loans increased to $410 million from $398 million while total investment securities increased to $372 million from $359 million for the same period. The growth in assets was funded through higher deposits which increased by $9 million to total $630 million, higher short-term borrowings
(up $10 million to $65 million), and long-term borrowings (up $7 million to $93 million). Growth in loans was fueled by continued business development efforts, and the expansion of Mason-Dixon's mortgage banking operations.
Loans increased at both banking affiliates of Mason-Dixon. (Carroll County Bank and Trust Company and Bank of Maryland).
     Deposits also grew at both affiliate banks from December 31, 1996 with most growth being realized in time and savings deposits.
     Stockholders' equity increased to $73.0 million from $72.7 million at year end. Earnings after taxes added $2.3 million to total stockholders' equity and cash dividends paid reduced equity by $797 thousand. The quarter ended with unrealized depreciation on securities classified as available for sale of $791 thousand compared to unrealized appreciation of $505 thousand at year end for an overall reduction to equity of $1.3 million. Note that the change reflects current market value and not actual realized losses. The losses would only be realized if the securities were actually sold. Total shares outstanding at quarter end were 5,307,078 up from 5,303,166 at year end primarily due to shares issued through compensation and benefit plans.


INCOME STATEMENT

     Net income increased 10% to $2.275 million compared to the first quarter of 1996 of $2.075 million.
     Net interest income increased $566 thousand due primarily to growth in earning assets. The net interest margin decreased to 4.19% from 4.33%.
     Other operating income increased $197 thousand. Service charges increased $53 thousand due to increased volume of accounts as well as fee income increases on certain services. Trust division income decreased by $70 thousand as last year's first quarter income was augmented by an accounting system change which raised income levels in last year's first quarter. Gains on sales of securities totaled $221 thousand compared to $120 thousand for the first quarter of 1996. Gains on sales of mortgage loans increased by more than 200% and totaled $291 thousand. The increase was due to higher loan origination volume for 1997. Other sources of other operating income decreased $86 thousand. Included in 1996's first quarter was a non-recurring gain of $151 thousand realized from the sale of a former branch site of Carroll County Bank and Trust Company.
     Other operating expenses increased $508 thousand of 9% compared to the first quarter of 1996. Increased expenses relating to the expanded mortgage banking operations added approximately $230 thousand to operating expenses. Otherwise, expenses increased $278 thousand or 5%. Most of the increased expenses were in salaries and benefits which included the increased expenses from expanding the mortgage banking operations.


CAPITAL ADEQUACY

     Capital adequacy remained strong at the end of the first quarter of 1997 and well in excess of regulatory standards which assess capital levels. The capital leverage ratio improved to 7.68% from 7.58% at December 31, 1996. The total capital ratio decreased to 13.88% from 13.93%. While the Tier 1 capital ratio slightly decreased to 12.84% from 12.88%. Regulatory minimums, to qualify as "well capitalized," are 5% for capital leverage, 6% for the Tier 1 capital ratio, and 10% for the total capital ratio.
     Levels of qualifying capital increased as stockholders' equity increased while intangible assets and certain deferred tax assets which are disallowed for capital purposes, decreased.
     During the first quarter of 1997, Mason-Dixon discontinued issuing additional shares through its dividend reinvestment and stock purchase plan. Shares needed to satisfy the plan are now being purchased in the open market. Mason-Dixon has this flexibility within operating procedures of the plan and may, at any time, issue shares to satisfy plan needs. The decision to discontinue issuing shares and further increase stockholders' equity reflects the current strength of Mason-Dixon's capital position and management's ongoing goals of enhancing earnings per share and returns on average stockholders' equity.


INTEREST RATE SENSITIVITY

     At the end of the first quarter, Mason-Dixon had an estimated one year negative gap of $60 million compared to a negative $79 million at December 31, 1996. The negative gap as a percentage of period end assets was 7% and 9% respectively.
     As a general rule, a negative gap will have the effect of decreasing net interest income during periods of rising interest rates as higher volumes of interest sensitive liabilities will reprice at higher levels than rate sensitive assets.
     Management believes the overall rate sensitivity position is appropriate for current rate conditions.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of stockholders was held on Saturday, April 19, 1997. The purpose of the meeting was to vote on the election to Class II directors and on a stockholder proposal submitted by Barbara S. Floyd. The stockholder proposal sought to require the directors of Mason-Dixon to investigate in a specified manner expressions of interest by potential acquirors of Mason-Dixon. The stockholder proposal also sought to require the directors of Mason-Dixon to hold the interests of the stockholders paramount over other factors enumerated in Article 7 of Mason-Dixon's articles of incorporation (social, legal, and economic effects on employees, customers, depositors and communities served) in evaluating expressions of interest by potential acquirors of Mason-Dixon.

     The vote pertaining to the election of the Class II directors was as follows:

               David S.       Donald H.     Patricia A.     R. Neal
              Babylon, Jr.    Campbell        Dorsey        Hoffman

For           4,428,781      4,449,172      4,403,196      4,445,685
Withheld        430,022        409,631        455,607        413,118

     The following Class I and Class III directors continue to serve as of the date of the stockholder meeting: Henry S. Baker, Jr., Miriam F. Beck, William
B. Dulany, Thomas K. Ferguson, S. Ray Hollinger, Edwin W. Shauck, James C. Snyder, and Stevenson B. Yingling.

     The vote pertaining to the adoption of the stockholder proposal was as follows:

              For                           643,723
              Against                     3,506,086
              Abstained                     128,837
              Broker Non-Votes              580,157


Part II.      OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The information contained under Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

     On April 2, 1997, Mason-Dixon filed a Motion for Injunctive Relief and Civil Contempt due to Defendants' alleged violation of the Court's February 28, 1997, order, based on press releases issued by Defendants and proxy materials filed by Defendants with the Securities and Exchange Commission. At the hearing, the Court ordered that a letter be issued to the SEC to be filed with the Defendants' proxy materials and Defendants voluntarily changed certain statements in their proxy materials. The Defendants' proxy materials were not mailed to Mason-Dixon shareholders. On April 7, 1997, the Court ordered Mason-Dixon to send a clarifying letter to shareholders regarding the description of the Key Employees Retention Plan in Mason-Dixon's proxy materials for its 1997 annual meeting.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MASON-DIXON BANCSHARES, INC.




May 14, 1997                      /s/ Thomas K. Ferguson
                                  By: Thomas K. Ferguson
                                  President/Chief Executive Officer





May 14, 1997                      /s/ Mark A. Keidel
                                  By: Mark A. Keidel
                                  Vice President/Chief Financial Officer