Form 10-Q
period 1997-06-30
MASON DIXON BANCSHARES INC/MD
filed 1997-08-13
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended June 30, 1997



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



The number of shares outstanding of the registrant's common stock on
June 30, 1997:      Common Stock, $1.00 Par Value --- 5,075,120



PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                                       June 30,           December 31,
(Dollars in thousands)                                                                      1997                 1996
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                $  40,021            $  26,892
Interest bearing deposits in other banks                                                     311                   90
Federal funds sold                                                                        25,665               19,364

Investment securities held to maturity (HTM) - at amortized cost -                       199,416              193,244
     (fair value $198,585 and $194,257 respectively)
Investment securities available for sale (AFS) - at fair value                           227,610              165,287

Loans held for sale                                                                        3,751                3,142
Loans (net of unearned income of $563 and $572)                                          435,595              398,164
  Less:  Allowance for credit losses                                                      (5,462)              (5,167)
                                                                                        --------             --------
    Loans, net                                                                           430,133              392,997

Bank premises and equipment                                                               15,372               15,471
Other real estate owned                                                                      430                  501
Deferred tax assets                                                                        5,927                6,274
Mortgage sub-servicing rights                                                              3,621                3,820
Intangible assets                                                                          4,553                4,799
Accrued interest receivable and other assets                                               9,975                9,193
                                                                                        --------             --------
    Total Assets                                                                       $ 966,785            $ 841,074
                                                                                        ========             ========

LIABILITIES

Non-interest bearing deposits                                                          $  97,930            $  94,660
Interest bearing deposits                                                                550,275              526,075
                                                                                        --------             --------
    Total Deposits                                                                       648,205              620,735

Short-term borrowings                                                                    109,597               53,734
Long-term borrowings                                                                     131,621               85,275
Accrued expenses and other liabilities                                                     6,692                8,631
                                                                                        --------             --------
    Total Liabilities                                                                  $ 896,115            $ 768,375

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,075,120 and 5,303,166 shares for 1997
   and 1996 respectively                                                                   5,075                5,303
Surplus                                                                                   35,856               40,560
Retained earnings                                                                         29,161               26,331
Unrealized (depreciation) appreciation in certain debt and
   equity securities                                                                         578                  505
                                                                                        --------             --------
    Total Stockholders' Equity                                                            70,670               72,699

    Total Liabilities & Stockholders' Equity                                           $ 966,785            $ 841,074
                                                                                        ========             ========


Note:  The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.



                                               MASON-DIXON BANCSHARES, INC.

                                               CONSOLIDATED INCOME STATEMENT

                                                               Three Months Ending                    Six Months Ending
                                                                     June 30,                            June 30,
(Dollars in thousands, except per share data)                  1997            1996                  1996            1995
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                             $    9,507      $    8,315            $   18,612      $   16,572
  Interest on deposits in other banks                            37              20                    50              25
  Interest on federal funds sold                                331             245                   582             538
  Interest and dividends on investment securities:
    Taxable interest and dividends                            5,130           4,945                10,167           9,504
    Tax exempt interest and dividends                         1,120             980                 2,209           1,913
                                                           --------        --------              --------        --------
    Total interest income                                    16,125          14,505                31,620          28,552

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more            555             399                   948             955
    Other deposits                                            5,443           5,249                10,806          10,322
                                                           --------        --------              --------        --------
      Total interest on deposits                              5,998           5,648                11,754          11,277

Interest on short-term borrowings                             1,023             733                 1,743           1,257
Interest on long-term borrowings                              1,335             750                 2,619           1,475
                                                           --------        --------              --------        --------
    Total interest expense                                    8,356           7,131                16,116          14,009
                                                           --------        --------              --------        --------
Net interest income                                           7,769           7,374                15,504          14,543

Provision for credit losses                                      51             189                   108             189
                                                           --------        --------              --------        --------
Net interest income after provision for credit losses         7,718           7,185                15,396          14,354
                                                           --------        --------              --------        --------
Other Operating Income:
  Service charges on deposit accounts                           554             515                 1,100           1,008
  Trust department income                                       373             373                   716             786
  Gain on sale of securities                                     87              55                   308             175
  Gain on sale of mortgage loans                                370              60                   661             152
  Other income                                                  505             409                   930             920
                                                           --------        --------              --------        --------
    Total other operating income                              1,889           1,412                 3,715           3,041
                                                           --------        --------              --------        --------
Other Operating Expenses:
  Salaries and employee benefits                              3,866           3,326                 7,584           6,631
  Net occupancy expense of bank premises                        625             537                 1,248           1,103
  Furniture and equipment expenses                              487             431                   925             841
  FDIC insurance expense                                         19              46                    38              70
  Outside data processing expense                               302             238                   562             490
  Amortization of mortgage sub-servicing rights                 103             103                   207             207
  Amortization of other intangibles assets                      124             124                   247             247
  Other expenses                                              1,194             984                 2,314           2,097
                                                           --------        --------              --------        --------
    Total other operating expenses                            6,720           5,789                13,125          11,686
                                                           --------        --------              --------        --------
Income before income taxes                                    2,887           2,808                 5,986           5,709
Income tax expense                                              738             743                 1,562           1,569
                                                           --------        --------              --------        --------
Net Income                                               $    2,149      $    2,065            $    4,424      $    4,140
                                                           ========        ========              ========        ========

Per Share Data:
  Net Income                                             $     0.41      $     0.39            $     0.84      $     0.78
  Cash Dividend Paid                                     $     0.15      $    0.125            $     0.30      $     0.25

Average Shares Outstanding                                5,286,543       5,282,741             5,297,207       5,276,180



                                             MASON-DIXON BANCSHARES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Period Ended
                                                                                                     June 30,
(Dollars in thousands)                                                                      1997                 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $  4,424             $  4,140
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                            815                  683
     Amortization of mortgage sub-servicing rights                                           207                  207
     Amortization of intangibles                                                             246                  247
     Net accretion of purchase accounting adjustments                                       (312)                (380)
     Provision for credit losses                                                             108                  189
     Provision for deferred taxes                                                            318                   20
     Proceeds from sales of investment securities - Trading                                3,177                2,000
     Purchases of investment securities - Trading                                         (3,152)              (2,000)
     Originations of loans held for sale                                                 (24,067)              (8,710)
     Proceeds from sales of loans held for sale                                           24,119                8,657
     Net gain on sale of assets                                                             (994)                (420)
     Gain on sale of deposits                                                                  0                    0
     Net (increase) decrease in accrued interest receivable and other assets                (782)                (110)
     Net increase (decrease) in accrued expenses and other liabilities                    (1,939)               1,244
     Other - net                                                                             307                  200
                                                                                         -------              -------
    Net cash provided by operating activities                                              2,475                5,967
                                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities - HTM                                 7,409               12,863
   Proceeds from sales of investment securities - HTM                                          0                    0
   Purchases of investment securities - HTM                                              (13,629)             (46,557)
   Proceeds from maturities of investment securities - AFS                                12,427               16,019
   Proceeds from sales of investment securities - AFS                                     48,880               55,091
   Purchases of investment securities - AFS                                              ********             (66,890)
   Net (increase) decrease in loans                                                      (37,150)              (8,169)
   Capital expenditures                                                                     (716)                (933)
   Proceeds from sales of assets                                                               0                  639
                                                                                         -------              -------
    Net cash used by investing activities                                                ********             (37,937)
                                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                    27,614               16,480
   Net increase (decrease) in short-term borrowings                                       55,863               30,721
   Proceeds from long-term borrowings                                                    109,402               18,419
   Repayments of long-term borrowings                                                    (63,056)             (26,907)
   Issuance of additional shares of common stock                                             231                  555
   Repurchase of common stock                                                             (5,163)                   0
   Dividends paid                                                                         (1,594)              (1,320)
                                                                                         -------              -------
    Net cash provided by financing activities                                            123,297               37,948
                                                                                         -------              -------

Net (decrease) increase in cash and cash equivalents                                      19,651                5,978
Cash and cash equivalents at beginning of year                                            46,346               33,103
                                                                                         -------              -------
Cash and cash equivalents at end of period                                              $ 65,997             $ 39,081
                                                                                         =======              =======


See notes to the consolidated financial statements.


                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                               Unrealized
                                                                                                              Appreciation
                                                                                                             in certain Debt
                                                                  Common                        Retained       and Equity
(Dollars in thousands)                                            Stock          Surplus        Earnings       Securities
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                     $  5,258       $ 39,807       $ 20,645       $    886

Net income (1st six months 1996)                                        0              0          4,140              -

Issuance of additional shares of common stock                          32            522              0              -

Cash dividend @ $.25 per share                                          0              0         (1,320)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0         (1,676)
                                                                  -------        -------        -------        -------
Balance at June 30, 1996                                            5,290         40,329         23,465           (790)

Net income (3rd and 4th quarters 1996)                                  0              0          4,296              -

Issuance of additional shares of common stock                          13            231              0              -

Cash dividend @ $.27 per share                                          0              0         (1,430)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0          1,295
                                                                  -------        -------        -------        -------
Balance at December 31, 1996                                        5,303         40,560         26,331            505

Net income (1st six months 1997)                                        0              0          4,424              -

Issuance of additional shares of common stock                          11            220              0              -

Repurchase of shares of common stock                                 (239)        (4,924)             0              -

Cash dividend @ $.30 per share                                          0              0         (1,594)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0             73
                                                                  -------        -------        -------        -------
Balance at June 30, 1997                                         $  5,075       $ 35,856       $ 29,161       $    578
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


Note 3.  Investment Securities
                                                                    Held-to-Maturity             Available-for-Sale
                                                                  June 30,       June 30,       June 30,       June 30,
(Dollars in thousands)                                               1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agency notes                  $  45,142      $  54,278      $  32,998      $  13,059
     Obligations of U.S. government agencies                       16,214         20,180        132,215        121,052
     Obligations of states and political subdivisions              83,317         75,087              0              0
     Collateralized mortgage obligations                           54,475         51,551         54,653         30,043
     Other securities                                                 268              0          6,802          3,092
     Unrealized gains(losses)                                           0              0            942         (1,266)
                                                                 --------       --------       --------       --------
          Total Investment Securities                           $ 199,416      $ 201,096      $ 227,610      $ 165,980
                                                                 ========       ========       ========       ========

Note 4.  Loans (Net of Unearned Income)
                                                                                 June 30,       June 30,
(Dollars in thousands)                                                              1997           1996
--------------------------------------------------------------------------------------------------------
     Construction and Land Development                                         $  25,656      $  17,546
     Residential Real Estate - Mortgages                                         179,520        145,742
     Commercial Real Estate - Mortgages                                          122,487         97,567
     Commercial                                                                   85,308         84,268
     Consumer                                                                     22,624         16,261
                                                                                --------       --------
          Total Loans                                                          $ 435,595      $ 361,384
                                                                                ========       ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                              1997           1996
--------------------------------------------------------------------------------------------------------
     Balance at January 1                                                      $   5,167      $   4,729
     Provision for the year                                                          108            189
     Recoveries on loans                                                             306            231
                                                                                 -------        -------
          Total                                                                    5,581          5,149

     Less loans charged off                                                          119            221
                                                                                 -------        -------
     Balance at June 30                                                        $   5,462      $   4,928
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                      MASON-DIXON BANCSHARES, INC.

SUMMARY

    Mason-Dixon Bancshares, Inc. ("Mason-Dixon") reported net income of $2.149 million for the second quarter of 1997, an increase of 4% over the $2.065 million reported for the second quarter of 1996. On a per share basis, net income equaled $.41 for the second quarter of 1997 compared to $.39 for 1996.
    For the six months ended June 30, 1997, earnings totaled $4.424 million representing an increase of 7% from the $4.140 for the six months ended June 30, 1996. Earnings per share for the six period totaled $.84, up from $.78 for the same period of 1996.

STATEMENT OF CONDITION

    Total assets as of June 30, 1997 were $967 million, up 20% from last year and up 15% from December 31, 1996. The significant growth was due to increases in loan outstandings, as well as increased investment securities which resulted from a leverage strategy engaged in the second quarter. On June 6, Mason-Dixon completed the issuance of $20 million of Preferred Securities of the Mason-Dixon Capital Trust, a Trust established by Mason-Dixon for financing purposes. These securities are classified as long-term borrowings for balance sheet purposes but the proceeds qualify as Tier 1 Capital of Mason-Dixon for regulatory purposes. A portion of the proceeds (capital) was used to engage in a leverage strategy, which involves increased levels of investments and borrowings, which earn a positive net interest margin. Loans outstanding have increased $37 million or 9% since year end while investment securities grew by $68 million (19%). Of the total growth in investments, $60 million is attributable to the leverage strategy. Deposits increased $27 million or 4% largely due to growth in certificates of deposits. Borrowings, in total, increased by $102 million, which includes the preferred securities of $20 million as well as higher borrowings associated with the leverage strategy of $60 million. Stockholders' equity decreased $2 million. Earnings added $4.4 million to stockholders equity, while cash dividends have reduced equity by $1.6 million. Increases in market value of securities classified as available for sale were $73 thousand since year end. Finally, Mason-Dixon repurchased and retired 232,495 shares of common stock from a stockholder group. These shares were repurchased at a price per share of $21.625 which reduced stockholders' equity by just over $5 million.


INCOME STATEMENT - SECOND QUARTER

    Net interest income increased by $395 thousand (6%) due to growth in earning assets. The net interest margin on earning assets decreased slightly to 4.09%, reflecting the lower levels of stockholders equity, as well as the interest expense associated with the Preferred Securities which were not permanently deployed until late in the quarter.
    Total other operating income increased 34% or $477 thousand. Service charge income increased by $39 thousand due to increased volume, as well as price increases on certain services. Gains on sales of mortgage loans grew by $310 thousand due to expansion of the Mortgage Banking Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares Mortgage Company). Trust Division income was unchanged. Securities gains increased by $32 thousand. Other operating income increased by $96 thousand which reflect increased revenue from the sales of annuities and mutual funds.
    Total other operating expenses increased by $931 thousand or 16% due to the expansion of the Mortgage Banking Division, and increases in professional fees. Increased expenses associated with the growth in mortgage operations approximated $317 thousand, while professional fees increased $165 thousand.


INCOME STATEMENT - YEAR-TO-DATE

    For the first six months of 1997, net interest income increased $961 thousand or 7%. The net interest margin for the period was 4.14%, compared to 4.29% for the first six months of 1996. Average earning assets increased by 12% for the comparable period.
     Other operating income increased $674 thousand or 22%. Service charge income increased by $92 thousand due to increased account volume as well as price increases on certain services. Gains on sales of securities increased by $133 thousand. Gains on sales of mortgage loans increased $509 thousand as the volume of loans originated and sold has increased significantly since the expansion of mortgage operations in 1996.
     Other operating expenses increased $1.439 million or 12%. Increased expenses of mortgage operations approximated $570 thousand, while increased professional fees totaled $420 thousand. Excluding the effects of increases in mortgage and professional fees, expenses grew by less than 4%.


CAPITAL ADEQUACY

    As discussed in the statement of condition analysis, Capital adequacy was enhanced during the quarter as the issuance of the Preferred Securities added $20 million to Tier 1 Capital. While a portion of the proceeds was used to repurchase and retire common shares, all measures of regulatory capital were increased significantly. At the end of the quarter, the Company's capital leverage ratio was 9.45%, up from 7.68% last quarter. Tier 1 and Total Risk-based ratios were also substantially higher, 15.12% and 16.14% respectively compared to 12.84% and 13.88% at March 31, 1997. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital. These increased levels of regulatory capital are now available to support future growth of Mason-Dixon.
     During the first quarter of 1997, Mason-Dixon discontinued issuing additional shares through its dividend reinvestment and stock purchase plan. Shares needed to satisfy the plan are now being purchased in the open market. Mason-Dixon has this flexibility within operating procedures of the plan and may, at any time, issue shares to satisfy plan needs.


INTEREST RATE SENSITIVITY

    At the end of the second quarter, Mason-Dixon had an estimated one year negative gap of $43.0 million on a consolidated basis, which totaled about 4% of assets. The negative one year gap at the end of the first quarter was $60 million. This position reflects a low level of interest rate risk and would indicate longer term earnings would decrease somewhat with higher levels of interest rates. Management believes the overall rate sensitivity position is appropriate for current rate conditions.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MASON-DIXON BANCSHARES, INC.




August 12, 1997                   /s/ Thomas K. Ferguson
                                  By: Thomas K. Ferguson
                                  President/Chief Executive Officer





August 12, 1997                   /s/ Mark A. Keidel
                                  By: Mark A. Keidel
                                  Vice President/Chief Financial Officer