Form 10-Q
period 1997-09-30
MASON DIXON BANCSHARES INC/MD
filed 1997-11-12
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended September 30, 1997



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



The number of shares outstanding of the registrant's common stock on September 30, 1997: Common Stock, $1.00 Par Value --- 5,073,022





                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended September 30, 1997



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


                     Yes   X                No
                         -----                 -----



The number of shares outstanding of the registrant's common stock on September 30, 1997: Common Stock, $1.00 Par Value --- 5,073,022



PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                                    September 30,         December 31,
(Dollars in thousands)                                                                      1997                 1996
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                $  24,101            $  26,892
Interest bearing deposits in other banks                                                     142                   90
Federal funds sold                                                                        20,137               19,364

Investment securities held to maturity (HTM) - at amortized cost -                       207,495              193,244
     (fair value $208,812 and $194,257 respectively)
Investment securities available for sale (AFS) - at fair value                           242,823              165,287

Loans held for sale                                                                        3,091                3,142
Loans (net of unearned income of $442 and $572)                                          449,260              398,164
  Less:  Allowance for credit losses                                                      (5,257)              (5,167)
                                                                                        --------             --------
    Loans, net                                                                           444,003              392,997

Bank premises and equipment                                                               15,354               15,471
Other real estate owned                                                                      470                  501
Deferred tax assets                                                                        5,338                6,274
Mortgage sub-servicing rights                                                              3,516                3,820
Intangible assets                                                                          4,442                4,799
Accrued interest receivable and other assets                                              10,938                9,193
                                                                                        --------             --------
    Total Assets                                                                       $ 981,850            $ 841,074
                                                                                        ========             ========

LIABILITIES

Non-interest bearing deposits                                                          $  96,832            $  94,660
Interest bearing deposits                                                                551,847              526,075
                                                                                        --------             --------
    Total Deposits                                                                       648,679              620,735

Short-term borrowings                                                                    116,673               53,734
Long-term borrowings                                                                     136,184               85,275
Accrued expenses and other liabilities                                                     7,080                8,631
                                                                                        --------             --------
    Total Liabilities                                                                  $ 908,616            $ 768,375

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,073,022 and 5,303,166 shares for 1997
   and 1996 respectively                                                                   5,073                5,303
Surplus                                                                                   35,826               40,560
Retained earnings                                                                         30,691               26,331
Unrealized (depreciation) appreciation in certain debt and
   equity securities                                                                       1,644                  505
                                                                                        --------             --------
    Total Stockholders' Equity                                                            73,234               72,699

    Total Liabilities & Stockholders' Equity                                           $ 981,850            $ 841,074
                                                                                        ========             ========


Note:  The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.



                                               MASON-DIXON BANCSHARES, INC.

                                               CONSOLIDATED INCOME STATEMENT

                                                               Three Months Ending                   Nine Months Ending
                                                               September 30,                         September 30,
(Dollars in thousands, except per share data)                  1997            1996                  1997            1996
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                             $   10,047      $    8,615            $   28,659      $   25,187
  Interest on deposits in other banks                            96              21                   146              46
  Interest on federal funds sold                                254             258                   836             796
  Interest and dividends on investment securities:
    Taxable interest and dividends                            6,187           5,150                16,354          14,654
    Tax exempt interest and dividends                         1,136           1,021                 3,345           2,934
                                                           --------        --------              --------        --------
    Total interest income                                    17,720          15,065                49,340          43,617

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more            602             319                 1,550           1,274
    Other deposits                                            5,542           5,445                16,348          15,767
                                                           --------        --------              --------        --------
      Total interest on deposits                              6,144           5,764                17,898          17,041

Interest on short-term borrowings                             1,602             652                 3,345           1,909
Interest on long-term borrowings                              2,164           1,087                 4,783           2,562
                                                           --------        --------              --------        --------
    Total interest expense                                    9,910           7,503                26,026          21,512
                                                           --------        --------              --------        --------
Net interest income                                           7,810           7,562                23,314          22,105

Provision for credit losses                                     (12)             35                    96             224
                                                           --------        --------              --------        --------
Net interest income after provision for credit losses         7,822           7,527                23,218          21,881
                                                           --------        --------              --------        --------
Other Operating Income:
  Service charges on deposit accounts                           560             544                 1,660           1,552
  Trust department income                                       380             315                 1,096           1,101
  Gain on sale of securities                                     26              92                   334             267
  Gain on sale of mortgage loans                                518             177                 1,179             329
  Other income                                                  470             358                 1,400           1,278
                                                           --------        --------              --------        --------
    Total other operating income                              1,954           1,486                 5,669           4,527
                                                           --------        --------              --------        --------
Other Operating Expenses:
  Salaries and employee benefits                              4,146           3,665                11,730          10,296
  Net occupancy expense of bank premises                        638             605                 1,886           1,708
  Furniture and equipment expenses                              313             368                 1,238           1,209
  FDIC insurance expense                                         20             (67)                   58               3
  Outside data processing expense                               273             392                   835             882
  Amortization of mortgage sub-servicing rights                 104             104                   311             311
  Amortization of other intangibles assets                      111             123                   358             370
  Other expenses                                              1,112           1,088                 3,426           3,185
                                                           --------        --------              --------        --------
    Total other operating expenses                            6,717           6,278                19,842          17,964
                                                           --------        --------              --------        --------
Income before income taxes                                    3,059           2,735                 9,045           8,444
Income tax expense                                              771             631                 2,333           2,200
                                                           --------        --------              --------        --------
Net Income                                               $    2,288      $    2,104            $    6,712      $    6,244
                                                           ========        ========              ========        ========

Per Share Data:
  Net Income                                             $     0.45      $     0.40            $     1.29      $     1.18
  Cash Dividend Paid                                     $     0.15      $     0.13            $     0.45      $     0.38

Average Shares Outstanding                                5,069,413       5,290,506             5,220,441       5,280,990



                                             MASON-DIXON BANCSHARES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Period Ended
                                                                                                  September 30,
(Dollars in thousands)                                                                      1997                 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $  6,712             $  6,243
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                          1,190                1,027
     Amortization of mortgage sub-servicing rights                                           311                  311
     Amortization of intangibles                                                             357                  370
     Net accretion of purchase accounting adjustments                                       (312)                (571)
     Provision for credit losses                                                              96                  224
     Provision for deferred taxes                                                            314                   20
     Proceeds from sales of investment securities - Trading                                3,177                2,000
     Purchases of investment securities - Trading                                         (3,152)              (2,000)
     Originations of loans held for sale                                                 (31,788)             (16,013)
     Proceeds from sales of loans held for sale                                           33,019               15,032
     Net gain on sale of assets                                                           (1,514)                (749)
     Net (increase) decrease in accrued interest receivable and other assets              (1,745)                  99
     Net increase (decrease) in accrued expenses and other liabilities                    (1,645)                 477
     Other - net                                                                             325                  301
                                                                                         -------              -------
    Net cash provided by operating activities                                              5,345                6,771
                                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities - HTM                                14,455               22,674
   Proceeds from sales of investment securities - HTM                                          0                    0
   Purchases of investment securities - HTM                                              (28,784)             (51,323)
   Proceeds from maturities of investment securities - AFS                                18,541               21,554
   Proceeds from sales of investment securities - AFS                                     55,212               63,354
   Purchases of investment securities - AFS                                              ********             (92,644)
   Net (increase) decrease in loans                                                      (50,828)             (22,664)
   Capital expenditures                                                                   (1,073)              (1,452)
   Proceeds from sales of assets                                                               0                  641
                                                                                         -------              -------
    Net cash used by investing activities                                                ********             (59,860)
                                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                    27,992               33,603
   Net increase (decrease) in short-term borrowings                                       62,939               (6,293)
   Proceeds from long-term borrowings                                                    114,402               68,419
   Repayments of long-term borrowings                                                    (63,493)             (26,786)
   Issuance of additional shares of common stock                                             449                  635
   Repurchase of common stock                                                             (5,413)                   0
   Dividends paid                                                                         (2,352)              (2,009)
                                                                                         -------              -------
    Net cash provided by financing activities                                            134,524               67,569
                                                                                         -------              -------

Net (decrease) increase in cash and cash equivalents                                      (1,966)              14,480
Cash and cash equivalents at beginning of year                                            46,346               33,103
                                                                                         -------              -------
Cash and cash equivalents at end of period                                              $ 44,380             $ 47,583
                                                                                         =======              =======


See notes to the consolidated financial statements.


                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                               Unrealized
                                                                                                              Appreciation
                                                                                                             in certain Debt
                                                                  Common                        Retained       and Equity
(Dollars in thousands)                                            Stock          Surplus        Earnings       Securities
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                     $  5,258       $ 39,807       $ 20,645       $    886

Net income (1st nine months 1996)                                       0              0          6,244              -

Issuance of additional shares of common stock                          37            597              0              -

Cash dividend @ $.38 per share                                          0              0         (2,009)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0         (1,304)
                                                                  -------        -------        -------        -------
Balance at September 30, 1996                                       5,295         40,404         24,880           (418)

Net income (4th quarter 1996)                                           0              0          2,192              -

Issuance of additional shares of common stock                           8            156              0              -

Cash dividend @ $.14 per share                                          0              0           (741)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0            923
                                                                  -------        -------        -------        -------
Balance at December 31, 1996                                        5,303         40,560         26,331            505

Net income (1st nine months 1997)                                       0              0          6,712              -

Issuance of additional shares of common stock                          20            429              0              -

Repurchase of shares of common stock                                 (250)        (5,163)             0              -

Cash dividend @ $.45 per share                                          0              0         (2,352)             -

Change in value in certain debt and equity
   securities (net of tax effect)                                       0              0              0          1,139
                                                                  -------        -------        -------        -------
Balance at September 30, 1997                                    $  5,073       $ 35,826       $ 30,691       $  1,644
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


Note 3.  Investment Securities
                                                                    Held-to-Maturity             Available-for-Sale
                                                                  Sept 30,       Sept 30,       Sept 30,       Sept 30,
(Dollars in thousands)                                               1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agency notes                  $  45,829      $  51,495      $  37,796      $  11,995
     Obligations of U.S. government agencies                       15,224         19,182        132,185        128,949
     Obligations of states and political subdivisions              84,752         76,238              0              0
     Collateralized mortgage obligations                           61,442         52,165         55,055         30,256
     Other securities                                                 248              0         15,109          4,993
     Unrealized gains(losses)                                           0              0          2,678           (694)
                                                                 --------       --------       --------       --------
          Total Investment Securities                           $ 207,495      $ 199,080      $ 242,823      $ 175,499
                                                                 ========       ========       ========       ========

Note 4.  Loans (Net of Unearned Income)
                                                                                 Sept 30,       Sept 30,
(Dollars in thousands)                                                              1997           1996
--------------------------------------------------------------------------------------------------------
     Construction and Land Development                                         $  27,925      $  20,853
     Residential Real Estate - Mortgages                                         182,628        155,732
     Commercial Real Estate - Mortgages                                          134,851         98,453
     Commercial                                                                   80,220         82,082
     Consumer                                                                     23,636         18,813
                                                                                --------       --------
          Total Loans                                                          $ 449,260      $ 375,933
                                                                                ========       ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                              1997           1996
--------------------------------------------------------------------------------------------------------
     Balance at January 1                                                      $   5,167      $   4,729
     Provision for the year                                                           96            224
     Recoveries on loans                                                             343            284
                                                                                 -------        -------
          Total                                                                    5,606          5,237

     Less loans charged off                                                          349            381
                                                                                 -------        -------
     Balance at September 30                                                   $   5,257      $   4,856
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                      MASON-DIXON BANCSHARES, INC.

SUMMARY

    Mason-Dixon Bancshares, Inc. ("Mason-Dixon") reported net income of $2.288 million for the third quarter of 1997, an increase of 9% over the $2.104 million reported for the third quarter of 1996. On a per share basis, net income equaled $.45 for the third quarter of 1997 compared to $.40 for 1996, up 13%.
    For the nine months ended September 30, 1997, earnings totaled $6.712 million representing an increase of 8% from the $6.244 for the nine months ended September 30, 1996. Earnings per share for the nine month period totaled $1.29, up from $1.18 for the same period of 1996.

STATEMENT OF CONDITION

    Total assets as of September 30, 1997 were $982 million, up 20% from last year and up 17% from December 31, 1996. The significant growth was due to increases in loan outstandings, as well as increased investment securities which resulted from a leverage strategy engaged in the second quarter. On June 6, Mason-Dixon completed the issuance of $20 million of Preferred Securities of the Mason-Dixon Capital Trust, a Trust established by Mason-Dixon for financing purposes. These securities are classified as long-term borrowings for balance sheet purposes but the proceeds qualify as Tier 1 Capital of Mason-Dixon for regulatory purposes. A portion of the proceeds (capital) was used to engage in a leverage strategy, which involves increased levels of investments and borrowings, which earn a positive net interest margin. Loans outstanding have increased $51 million or 13% since year end while investment securities grew by $92 million (23%). Of the total growth in investments, $60 million is attributable to the leverage strategy. Deposits increased $28 million or 5% largely due to growth in certificates of deposits. Borrowings, in total, increased by $114 million, which includes the preferred securities of $20 million as well as higher borrowings associated with the leverage strategy of $60 million. Stockholders' equity decreased $.5 million. Earnings added $6.8 million to stockholders' equity, while cash dividends have reduced equity by $2.4 million. Increases in market value of securities classified as available for sale were $1.1 million since year end. Finally, Mason-Dixon repurchased and retired 232,495 shares of common stock from a stockholder group. These shares were repurchased at a price per share of $21.625 which reduced stockholders' equity by just over $5 million.


INCOME STATEMENT - THIRD QUARTER

    Net interest income increased by $258 thousand (3%) due to growth in earning assets. The net interest margin on earning assets decreased to 3.55%, reflecting the lower levels of stockholders equity, narrow spreads on the $60 million leveraged investments, as well as the interest expense associated with the Preferred Securities.
    Total other operating income increased 32% or $468 thousand. Service charge income increased by $16 thousand due to increased volume, as well as price increases on certain services. Gains on sales of mortgage loans grew by $341 thousand due to expansion of the Mortgage Banking Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares Mortgage Company).
Trust Division income grew by $65 thousand due to growth in accounts under management. Securities gains decreased by $66 thousand. Other operating income increased by $112 thousand which reflects increased revenue from the sales of annuities and mutual funds.
    Total other operating expenses increased by $439 thousand or 7% due to the expansion of the Mortgage Banking Division, which added approximately $225 thousand of the increase. 1996 totals included a $150 thousand restructuring charge for the consolidation of certain back-office functions. Excluding the effects of the increase in Mortgage Banking expenses and the restructuring charge in 1996, expenses increased by $364 thousand or 6%.


INCOME STATEMENT - YEAR-TO-DATE

    For the first nine months of 1997, net interest income increased $1.209 million or 6%. The net interest margin for the period was 3.96%, compared to 4.32% for the first nine months of 1996. Average earning assets increased by 15% for the comparable period.
     Other operating income increased $1.142 million or 25%. Service charge income increased by $108 thousand due to increased account volume as well as price increases on certain services. Gains on sales of securities increased by $67 thousand. Gains on sales of mortgage loans increased $850 thousand as the volume of loans originated and sold has increased significantly since the expansion of mortgage operations in 1996.
     Other operating expenses increased $1.878 million or 11%. Increased expenses of mortgage operations approximated $645 thousand, while increased professional fees totaled $420 thousand. Excluding the effects of increases in mortgage and professional fees, expenses grew by less than 5%.


CAPITAL ADEQUACY

    At the end of the quarter, the Company's capital leverage ratio was 8.73%, down from 9.45% last quarter. Tier 1 and Total Risk-based ratios were 14.83% and 15.76% respectively compared to 15.12% and 16.14% at September 30, 1996. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital. These levels of regulatory capital are available to support future growth of Mason-Dixon.
     During the first quarter of 1997, Mason-Dixon discontinued issuing additional shares through its dividend reinvestment and stock purchase plan. Shares needed to satisfy the plan are now being purchased in the open market. Mason-Dixon has this flexibility within operating procedures of the plan and may, at any time, issue shares to satisfy plan needs.


INTEREST RATE SENSITIVITY

    At the end of the third quarter, Mason-Dixon had an estimated one year negative gap of $27 million on a consolidated basis, which totaled about 3% of assets. The negative one year gap at the end of the second quarter was $43 million. This position reflects a low level of interest rate risk and would indicate longer term earnings would decrease somewhat with higher levels of interest rates. Management believes the overall rate sensitivity position is appropriate for current rate conditions.


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