Form 10-K
period 1997-12-31
MASON DIXON BANCSHARES INC/MD
filed 1998-03-31
CIK 879558

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997. Commission file number: 0-20516

                          MASON-DIXON BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Maryland                                      52-1764929
---------------------------------           ------------------------------------
  (State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

45 West Main Street, Westminster, Maryland                   21157
------------------------------------------                 ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code:          410-857-3401

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, Par Value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

                                       |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998 was $169,312,320.

As of February 28, 1998, Mason-Dixon Bancshares, Inc. had 5,082,070 shares of common stock outstanding with a par value of $1.00.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Mason-Dixon Bancshares, Inc. Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV.

Portions of the Proxy Statement of the annual stockholders meeting to be held April 18, 1998 are incorporated by reference in Part III.

Table of Contents:                                                         Page
------------------                                                         ----

Part I-Business                                                             3-9
Distribution of Assets, Liabilities and Stockholders' Equity                10
Interest Rates and Interest Differential                                    11
Investment Portfolio                                                        12
Loan Portfolio                                                              13
Non-Performing Loans                                                        14
Summary of Loss Experience                                                  14
Allocation of Allowance for Credit Losses                                   15
Rate Sensitivity Analysis                                                   16
Deposits                                                                    17
Short-Term Borrowings                                                       18
Return on Equity and Assets                                                 19
Properties                                                                 20-22
Legal Proceedings                                                           23
Submission of Matters to Vote of Securities Holders                         23
Executive Officers                                                         24-25
Parts II and III                                                            26
Part IV and Index of Exhibits                                               27
Signatures                                                                  28

Part I

Item 1. Business

                                     General

      Mason-Dixon Bancshares, Inc. ("Mason-Dixon") is a registered bank holding company which was incorporated in 1991 in the State of Maryland. Mason-Dixon is a legal entity, separate and distinct from its two principal operating subsidiaries, Carroll County Bank and Trust Company ("Carroll County Bank") and Bank of Maryland. Mason-Dixon's major activity since its inception has been to provide advisory services and coordinate the general policies of its subsidiaries.

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

                      Carroll County Bank and Trust Company

      The parent company's principal subsidiary is Carroll County Bank and Trust Company, which accounts for approximately 71% of Mason-Dixon's consolidated assets at December 31, 1997. Carroll County Bank, a Maryland state-chartered bank since 1962, is a commercial bank and trust company with eleven (11) offices in Carroll County, Maryland, and one banking office in Howard County, Maryland.

      Carroll County Bank operates two wholly-owned subsidiaries -- Carrollco Insurance, Inc. and Skylight Investment Corporation. Carrollco Insurance, Inc., headquartered in Manchester, Maryland, is an insurance agency primarily engaged in the sale of annuities. At December 31, 1997, Carrollco Insurance, Inc. had total assets of $168 thousand. Skylight Investment Corporation, headquartered in Wilmington, Delaware, is an investment company whose sole activity is to manage and maintain the passive investments of its parent. Skylight Investment Corporation had total assets of $89 million at December 31, 1997.

      At December 31, 1997, Carroll County Bank employed 329 individuals. Full-time equivalent employees were 298 as of year end.

                                Bank of Maryland

      Bank of Maryland, acquired in 1995, accounts for approximately 29% of Mason-Dixon's consolidated assets at December 31, 1997. Bank of Maryland was chartered as a Maryland state bank in 1990. It is a commercial bank with ten
(10) offices located throughout central Maryland and Maryland's Eastern Shore.

      At December 31, 1997, Bank of Maryland employed 116 individuals. Full-time equivalent employees were 111 as of year end.

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

      Mason-Dixon's two-bank subsidiaries are Maryland state-chartered banks regulated by the Division of Financial Regulations and the Federal Deposit Insurance Corporation (the "FDIC"). Various consumer laws and regulations also affect the operations of the subsidiaries.

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

      The following table sets forth the capital ratios of Mason-Dixon and its bank subsidiaries as of December 31, 1997:


                                                  Carroll County     Bank of      Regulatory
                                   Mason-Dixon     Bank & Trust      Maryland       Minimum
                                 ---------------  ---------------  ------------  -------------
Tier 1 risk-based capital ratio           14.74%           14.68%         9.35%         4.00%

Total risk-based capital ratio            15.64%           15.44%        10.51%         8.00%

Leverage ratio                             8.74%            7.48%         7.71%         3.00%


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

                               Recent Developments

Loan Company

      Consumer Finance. On February 11, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the Rose Shanis Companies, which were engaged in the consumer finance business. The consumer finance business is now conducted by the Company through two wholly-owned limited liability company subsidiaries, Rose Shanis Loans, LLC and Bay Insurance, LLC. (As used herein, the "Rose Shanis Companies" refers to the business and entities prior to the acquisition, and "Rose Shanis" or "Rose Shanis Loans, LLC" refers to the consumer finance business being conducted by the Company after the acquisition). Assets acquired in the acquisition approximated $46,000,000.

      The business conducted by the Rose Shanis Companies was established 66 years ago in Baltimore by Rose Shanis Glick; the business was family owned and managed until acquired by the Company. The Rose Shanis Companies established a reputation as a successful and dependable personal lender servicing second and even third generations of borrowers. Norman Glick, the founder's son and one of the owners of the Rose Shanis Companies, has continued on the management team of Rose Shanis Loans, LLC. The consumer finance business is now conducted by the Company through twelve branches located in the greater Baltimore area and in Annapolis, Bel Air, and Easton, Maryland. Bay Insurance, LLC is engaged in the business of selling insurance products that are directly related to extensions of credit by Rose Shanis Loans, LLC.

      The acquisition of the Rose Shanis Companies' business furthered the Company's strategy to expand its business by acquiring banks and other financial service providers in its market area, to provide a range of financial services offering the opportunity for larger net interest margins and a broader customer base.

      Products and Services. Rose Shanis Loans, LLC offers consumer loans, sales finance, second mortgage loans, and various related products through two main lines of business: the purchase of credit sales contracts, and lending cash to consumers directly through its branches. The credit sale contracts represent financed sales of a range of products including health club memberships, household furniture and appliances, used automobiles and boats. These contracts are purchased through a wide variety of consumer dealers, both national and local, with which Rose Shanis has relationships. Sales from furniture and automobile dealers are the primary sources of the Rose Shanis installment sales portfolio. Credit sale contracts have a maximum term of 60 months, and in some cases, a dealer reserve is held to cover potentially doubtful accounts. The contracts either include precomputed finance charges or are interest-bearing.

      The direct cash loans have historically represented approximately half of the loan volume for the Rose Shanis Companies. A borrower can obtain cash immediately by visiting a branch and applying for a loan in person. Collateral is taken if available, usually in the form of an automobile or second lien on personal property. If the application is approved, a check will be drawn on-site and delivered to the borrower. Most of the direct cash loans have maximum terms of 60 months. A major portion of the loans are renewed in less than 12 months. Interest-bearing real estate secured loans have a maximum term of 60 months. Rose Shanis also generates loans through direct mail marketing, targeting present, former and potential customers who have used other sources of consumer credit. As of December 31, 1997, direct cash loans composed approximately 50% of the receivables portfolio.

      The purchase of the business of Rose Shanis Companies increased the Company's presence in the Central Maryland area and further diversifies the Company's lending activities. The acquisition and addition of consumer finance activities will introduce changes to the Company's loan mix, net interest margin, and asset quality measurements.

      Consumer finance companies differ from banks in several respects. Due to the nature of lending to individuals with limited or impaired credit histories, delinquencies and write-off levels are generally higher than those experienced in the banking industry. In addition, consumer finance companies typically place a lesser reliance on collateral as a repayment source. To mitigate these characteristics, rates charged on loans by consumer finance companies are typically higher than rates charged by banks, which results in higher interest income and to compensate for increased risk.

      With the addition of the consumer finance business, the Company as a whole is likely to experience higher net interest margins, greater balance in its loan mix, higher delinquencies, higher net charge-offs and increased levels of reserves.

      Compared to industry averages for consumer finance companies, Rose Shanis Companies has historically had higher delinquency, lower charge-offs, and higher reserve levels. These results were influenced by a charge-off policy based on delinquency of 270 days on a contractual basis, compared to a more common industry practice of 180 days. This policy resulted in more loans being characterized as delinquent and fewer loans charged-off. Rose Shanis Companies historically carried significantly higher levels of reserves which were available to absorb potential losses of delinquent loans.

      While the acquisition of the consumer finance business will likely have some negative effect on certain asset quality measurements, higher reserves, and significant net interest margins are available to mitigate the increased credit risk. Overall, the Company expects the acquisition to have a positive impact on its performance.

Branches Sold

      The Company is pursuing a banking strategy of deeper penetration in its core market, Central Maryland. The Company believes that the Central Maryland market is a growth area with significant potential for banking products and services. As part of this business strategy, on March 12, 1998, the Bank of Maryland entered into an agreement to sell its five branches on Maryland's Eastern Shore. Under the terms of the agreement, Farmers Bank of Maryland and Atlantic Bank will acquire approximately $87 million in deposits, $59 million in loans, and 41 employees. The sale of the Eastern Shore branches will allow the Company to focus on its banking strategy and devote its resources to the Central Maryland market.

      The Company still maintains a presence on Maryland's Eastern Shore through a consumer finance branch of Rose Shanis Loans LLC, and a branch of Mason-Dixon Bancshares Mortgage Company, a division of Carroll County Bank and Trust Company. The Company will continue to focus on the development of specialty lines of business such as mortgage lending and consumer finance in markets which may differ from markets pursued for traditional banking.

Distribution of Assets, Liabilities, and Stockholders' Equity

      The following table sets forth the amounts of the Corporation's daily average assets, liabilities, and stockholders' equity for the period indicated, the amounts of interest earned and the interest paid thereon, the average interest rate earned for each type of earning asset and the average rate paid for each type of interest bearing liability. Interest earned on non-accruing loans is included in the interest earned only when collected. The average balances on non-accruing loans are included in the average balances on loans.

(dollars in thousands)                         1997                               1996                            1995
---------------------------------------------------------------------------------------------------------------------------------
                                Average                  Yield/   Average                  Yield/   Average                Yield/
                                Balance      Interest     Rate    Balance       Interest    Rate    Balance     Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
Earning assets
    Loans                      $ 432,581    $  39,175    9.06%   $ 365,778     $  34,122   9.33%   $ 260,511   $  25,133   9.65%
    Interest bearing
     deposits in banks               634           23    3.63%         210            16   7.62%         149          12   8.05%
    Federal funds sold            19,725        1,110    5.63%      21,826         1,176   5.39%      13,144         834   6.35%
    Investments:
     Mortgage-backed
      securities                 249,611       17,579    7.04%     221,624        15,315   6.91%     208,302      15,004   7.20%
     Taxable                      77,934        5,063    6.50%      66,504         4,353   6.55%      35,780       2,420   6.76%
     Tax-exempt                   84,223        7,033    8.35%      72,394         6,029   8.33%      63,766       5,332   8.36%
                               ------------------------------    ------------------------------    ----------------------------
    Total earning assets         864,708       69,983    8.09%     748,336        61,011   8.15%     581,652      48,735   8.38%
                                            ---------                          ---------                       ---------

Non-interest earning assets
     Cash and due from banks      20,294                            19,701                            13,580
     Premises and equipment       15,427                            15,552                            12,042
     Other assets                 24,688                            26,313                            16,686
     Allowance for credit
      losses                      (5,320)                           (4,827)                           (3,822)
                               ---------                         ---------                         ---------
Total assets                   $ 919,797                         $ 805,075                         $ 620,138
                               =========                         =========                         =========

Interest bearing liabilities
     Demand deposits           $  58,169        1,336    2.30%   $  58,676         1,514   2.58%   $  43,103       1,115   2.59%
     Savings deposits            184,972        5,964    3.22%     182,857         5,628   3.08%     158,228       4,972   3.14%
     Time deposits               302,205       16,898    5.59%     286,557        15,860   5.53%     200,883      11,568   5.76%
     Borrowings                  204,608       11,977    5.85%     115,919         6,242   5.38%      93,351       5,416   5.80%
                               ------------------------------    ------------------------------    ----------------------------
     Total interest bearing
      liabilities                749,954       36,175    4.82%     644,009        29,244   4.54%     495,565      23,071   4.66%
                                            ---------                          ---------                       ---------

Non-interest bearing
 liabilities
     Demand deposits              89,488                            83,825                            63,072
     Other                         7,858                             8,471                             8,183
Stockholders' equity              72,497                            68,770                            53,318
                               ---------                         ---------                         ---------
Total liabilities and
     stockholders' equity      $ 919,797                         $ 805,075                         $ 620,138
                               =========                         =========                         =========

Net interest spread                         $  33,808    3.27%                 $  31,767   3.61%               $  25,664   3.72%
                                            =========                          =========                       =========
Net interest margin                                      3.91%                             4.25%                           4.41%

Presented on a tax equivalent basis using the statutory Federal income tax rate of 35%. Non-accruing loans are included in average loan balances.

Interest Rates and Interest Differential

      The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Interest earned on non-accruing loans is included in the interest earned on loans only when collected (i.e. on a cash basis), but the average balances of such loans are included in the average balance of loans.

(dollars in thousands)       1997 compared to 1996           1996 compared to 1995            1995 compared to 1994
-----------------------------------------------------------------------------------------------------------------------
                               Increase                        Increase                         Increase
                              (decrease)                      (decrease)                       (decrease)
                                due to                          due to                           due to
                           -----------------------------    ----------------------------   -----------------------------
                            Volume      Rate      Total      Volume     Rate      Total     Volume      Rate      Total
------------------------------------------------------------------------------------------------------------------------
Interest income
    Loans                  $ 6,232    $(1,179)   $ 5,053    $10,156   $(1,167)   $ 8,989   $ 5,673    $ 2,673    $ 8,346
    Investments:
     Mortgage-backed
      securities             1,934        330      2,264        960      (649)       311       631        826      1,457
     Taxable                   748        (38)       710      2,078      (145)     1,933     1,187       (257)       930
     Tax-exempt                985         19      1,004        721       (24)       697       749        (60)       689
    Other earning assets       (81)        22        (59)       556      (210)       346       480        285        765
                           -----------------------------    ----------------------------   -----------------------------
Total interest income        9,818       (846)     8,972     14,471    (2,195)    12,276     8,720      3,467     12,187

Interest expense
    Interest bearing
     demand deposits           (13)      (165)      (178)       403        (4)       399        85         (6)        79
    Savings deposits            65        271        336        774      (118)       656       (10)       155        145
    Time deposits              866        172      1,038      4,934      (642)     4,292     3,280      1,984      5,264
    Borrowings               4,776        959      5,735      1,309      (483)       826       993      1,198      2,191
                           -----------------------------    ----------------------------   -----------------------------
Total interest expense       5,694      1,237      6,931      7,420    (1,247)     6,173     4,348      3,331      7,679
                           -----------------------------    ----------------------------   -----------------------------
Net interest income        $ 4,124    $(2,083)   $ 2,041    $ 7,051   $  (948)   $ 6,103   $ 4,372    $   136    $ 4,508
                           =============================    ============================   =============================

Tax equivalent adjustments of $2,548,000 for 1997, $2,215,000 for 1996, and $1,998,000 for 1995 are included in the calculation of the tax-exempt rate variances. Tax equivalent adjustments of $164,000 for 1997, $165,000 for 1996, and $193,000 for 1995 are included in the calculation of the loan rate variances.

Investment Portfolio

The following table sets forth the composition of investment securities at the dates indicated:

                                                               December 31
                                           1997                    1996                     1995
                                   ---------------------  ----------------------  ------------------------
                                   Available     Held To  Available      Held To  Available       Held To
(dollars in thousands)             For Sale     Maturity   For Sale     Maturity   For Sale       Maturity
                                   ---------------------  ----------------------  ------------------------
U.S. Treasury and other U.S.
 Government agencies and
 corporations                       $50,318      $40,447     $9,563      $45,068    $21,205       $40,196
Mortgage-backed securities          186,947       77,793    150,829       70,106    149,940        58,916
States and political subdivisions        --       84,490         --       78,070         --        67,265
Common and preferred stocks          12,590        1,315      4,895           --      2,990            --
                                   --------     --------   --------     --------   --------      --------
   Total Investment Securities     $249,855     $204,045   $165,287     $193,244   $174,135      $166,377
                                   ========     ========   ========     ========   ========      ========

There were no state, county, or municipal securities whose book value, as to any issuer, exceeded 10% of stockholders' equity at December 31, 1997, 1996, or 1995.

The following schedule sets forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities. Yields of tax-exempt securities have been computed on a tax equivalent basis using a tax rate of 35%. Available for sale securities yields are based on fair value; held to maturity yields are based on amortized cost.

(dollars in thousands)                                Maturity Distribution - Available For Sale Portfolio
                                      ------------------------------------------------------------------------------
                                           Within           After One But       After Five But            After
                                          One Year        Within Five Years    Within Ten Years          Ten Years
                                      --------------      -----------------    ----------------      ---------------
                                       Amount  Yield        Amount  Yield        Amount  Yield        Amount   Yield
                                      --------------      -----------------    ----------------      ---------------
U.S. Treasury and other
   U.S. Government agencies           $ 5,434   4.42       $35,058   6.42       $ 9,826   6.59       $     --     --
States and political subdivisions          --     --            --     --            --     --             --     --
Mortgage-backed securities                 --     --            --     --         3,124   8.00        183,823   6.79
Equity securities                      12,590   4.47            --     --            --     --             --     --
                                      -------              -------              -------              --------
       At Fair Value                  $18,024   4.45       $35,058   6.42       $12,950   6.93       $183,823   6.79
                                      -------              -------              -------              --------
       At Amortized Cost              $17,391              $34,997              $12,842              $181,123
                                      -------              -------              -------              --------

(dollars in thousands)                            Maturity Distribution - Held To Maturity Portfolio
                                      ------------------------------------------------------------------------------
                                           Within           After One But       After Five But            After
                                          One Year        Within Five Years    Within Ten Years          Ten Years
                                      --------------      -----------------    ----------------      ---------------
                                       Amount  Yield        Amount  Yield        Amount  Yield        Amount   Yield
                                      --------------      -----------------    ----------------      ---------------
U.S. Treasury and other
   U.S. Government agencies           $ 9,027   5.44       $18,033   6.33       $13,388   6.93       $     --     --
States and political subdivisions       3,507   9.35         6,854   9.25        34,802   8.15         39,327   8.20
Mortgage-backed securities                 --     --           589   8.03         1,869   8.72         75,334   6.65
Other debt securities                      --     --            --     --            --     --          1,315   7.95
                                      -------              -------              -------              --------
       At Amortized Cost              $12,534   6.53       $25,476   7.16       $50,059   7.85       $115,976   7.19
                                      -------              -------              -------              --------
       At Fair Value                  $12,611              $25,919              $50,802              $117,183
                                      -------              -------              -------              --------

The maturities listed for mortgage-backed securities are based on final maturity dates, no estimates have been included for any normal principal repayment or any prepayment of principal of these securities.

Loan Portfolio

The following table shows the Company's loan distribution at the end of each of the last five years:

                                                             December 31
(dollars in thousands)                   1997       1996       1995       1994       1993
                                       --------   --------   --------   --------   --------
Construction and land development      $ 31,427   $ 24,202   $ 17,286   $ 12,543   $ 13,095
Residential real estate - mortgage      186,978    164,656    137,372    100,941    113,469
Commercial real estate - mortgage       136,194    111,724     93,504     56,280     42,011
Commercial                               88,669     77,579     88,531     15,447     13,859
Consumer                                 17,464     20,575     17,399     11,249      1,746
                                       --------   --------   --------   --------   --------
   Total Loans                          460,732    398,736    354,092    196,460    184,180
   Unearned income on loans                (341)      (572)    (1,142)      (948)    (1,414)
                                       --------   --------   --------   --------   --------
       Loans (net of unearned income)   460,391   $398,164   $352,950   $195,512   $182,766
                                       ========   ========   ========   ========   ========

The following table shows the amounts of loans outstanding as of December 31, 1997 which, based on the remaining scheduled repayments of principal, are due in the periods indicated. Also included is the sensitivity of loans to interest rate fluctuations at December 31, 1997 for loans due after one year.

                                                 Maturity Distribution
                                      -----------------------------------------
                                      Within    After 1 But    After
(dollars in thousands)                1 Year    Within 5 Yrs   5 Yrs    Total
                                      -------     --------    -------  --------
Construction and land development    $ 12,504     $ 15,248   $  3,675  $ 31,427
Residential real estate - mortgage     39,600       71,997     75,381   186,978
Commercial real estate - mortgage      34,465       97,739     28,714   160,918
Commercial                             17,002       36,470     10,473    63,945
Consumer                               10,893        6,405        166    17,464
                                      -------     --------    -------  --------
   Total loans                        114,464      227,859    118,409   460,732
   Unearned income on loans (points)     (341)           0          0      (341)
                                      -------     --------    -------  --------
      Loans (net of unearned income) $114,123     $227,859   $118,409  $460,391
                                      =======     ========    =======  ========

Sensitivity of loans due after one year to changes in interest rates:

   Loans at predetermined interest rates                    $ 182,229
   Loans at floating or adjustable rates                      164,039
                                                            ---------
Total                                                       $ 346,268
                                                            =========

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

(dollars in thousands)                                              December 31
                                                      1997    1996    1995   1994   1993
                                                     ------  ------  ------  ----  ------
Loans accounted for on a non-accrual basis           $3,189  $2,821  $1,560  $211  $1,015
Accruing loans past due 90 days or more                 597     214     277    62     270
Loans whose terms have been negotiated to provide
 a reduction or deferral of interest or principal
 because of a deterioration in the financial
 position of the borrower                                --      --      --    --      --
                                                     ------  ------  ------  ----  ------
Totals                                               $3,786  $3,035  $1,837  $273  $1,285
                                                     ------  ------  ------  ----  ------
Interest income which would have been recorded
 at original term                                    $   87  $  414  $  127  $ 14  $   57
                                                     ------  ------  ------  ----  ------

Summary of Loss Experience

The following table summarizes the Company's loan loss experience for the five years ended December 31:

(dollars in thousands)
                                             1997        1996        1995        1994        1993
                                         --------    --------    --------    --------    --------
Daily Average (net of unearned income)   $432,581    $365,778    $260,511    $194,711    $200,121
Balance of allowance for credit losses
 at beginning of the year                $  5,167    $  4,729    $  2,627    $  2,686    $  2,411

Allowance applicable to loans of
 purchased company                             --          --       2,355          --          --
Loans charged-off:
 Construction and Land Development             --          --          --          --          --
 Residential Real Estate - Mortgage            73         117          40          78          42
 Commercial Real Estate - Mortgage             33         106          --          --          --
 Commercial                                   197         336         314          25          --
 Consumer                                     274         177          56         132         247
                                         --------    --------    --------    --------    --------
  Total charged-offs                          577         736         410         235         289

Recoveries of loans previously
 charged-off:
 Construction and Land Development             --          --          --          --          --
 Residential Real Estate - Mortgage             2           4           7           2          18
 Commercial Real Estate - Mortgage             27         116          --          --          --
 Commercial                                   343         144          43           1           2
 Consumer                                     131          74         107         173         215
                                         --------    --------    --------    --------    --------
  Total recoveries                            503         338         157         176         235

Net loans charged-off                          74         398         253          59          54
Additions to allowance charged to
 expense                                      138         836          --          --         329

Balance of allowance for credit losses
 at end of the year                      $  5,231    $  5,167    $  4,729    $  2,627    $  2,686
Ratio of net charge-offs during period
 to average loans outstanding                0.02%       0.11%       0.10%       0.03%       0.03%

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

                                                                       December 31
(dollars in thousands)                     1997             1996            1995            1994             1993
                                      -------------     -------------   -------------   -------------   -------------
                                              As a              As a            As a            As a            As a
                                              % of              % of            % of            % of            % of
                                      Reserve Loans    Reserve  Loans  Reserve  Loans  Reserve  Loans  Reserve  Loans
Construction and Land Development,
 Commercial Real Estate - Mortgage,
  and Commercial (1)                   $3,189   56%     $4,062    54%   $3,353    56%   $1,866    43%   $1,312    34%
Residential Real Estate - Mortgage        527   40%        553    41%      857    39%      242    51%      233    57%
Consumer                                  251    4%        133     5%      193     5%      293     6%      280     9%
Not Allocated                           1,264   N/A        419    N/A      326    N/A      226    N/A      861    N/A
                                      -------------     -------------   -------------   -------------   -------------
 Total Allowance for Credit Losses     $5,231  100%     $5,167   100%   $4,729   100%   $2,627   100%   $2,686   100%
                                      -------------     -------------   -------------   -------------   -------------

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

Rate Sensitivity Analysis

December 31, 1997                                     After 3     After 1                 Non-
                                                      Months-      Year-               Interest
                                          Within      Within      Within       After   Sensitive
(dollars in thousands)                   3 Months     1 Year      5 Years     5 Years    Funds       Total
                                        -------------------------------------------------------------------
Assets
Federal funds sold                       $ 17,236    $     --    $     --    $     --  $      --   $ 17,236
Interest bearing deposits in banks            482          --          --          --         --        482
Investment securities                      89,152     129,746     187,310      47,692         --    453,900
Loans (including loans held for sale)     183,184      48,600     201,056      31,990         --    464,830
Interest sensitivity hedges on assets      (7,000)     17,000     (10,000)         --         --         --
Non--interest earning assets                   --          --          --          --     55,732     55,732
                                        -------------------------------------------------------------------
      Total Assets                       $283,054    $195,346    $378,366    $ 79,682  $  55,732   $992,180
                                        -----------------------------------------------------------========

Liabilities and Stockholders' Equity
Interest bearing deposits                $ 87,842    $140,818    $304,978    $ 27,919  $      --   $561,557
Short--term borrowings                     68,392      28,811          --          --         --     97,203
Long--term borrowings                      80,263      30,022      30,571      20,033         --    160,889
Non--interest bearing liabilities
      and stockholders' equity                 --          --          --          --    172,531    172,531
                                        -------------------------------------------------------------------
      Total Liabilities and
           Stockholders' Equity          $236,497    $199,651    $335,549    $ 47,952  $ 172,531   $992,180
                                        -----------------------------------------------------------========

Interest rate sensitivity gap            $ 46,557    $ (4,305)   $ 42,817    $ 31,730  $(116,799)
Cumulative interest rate sensitivity
 gap                                       46,557      42,252      85,069     116,799         --
Cumulative ratio of interest sensitive
 assets to interest sensitive
 liabilities                                 1.20        1.10        1.11        1.14       1.00

The rate sensitivity analysis provided in the preceding table indicates the sensitivity to fluctuations in interest rates by analyzing maturity and repricing information for selected categories of assets and liabilities. Other rate sensitive assets, consisting of Federal funds sold and interest bearing deposits in banks, are assigned to an immediately repricable category, as these are overnight investments. Mortgage-backed investments are categorized based on the estimated amortization of these securities using recent prepayment histories. Fixed rate, noncallable investments are grouped by final maturity date. Fixed rate callable investments are grouped based on management's estimates of call probability. Variable rate investments are categorized according to the next available repricing opportunity. Fixed rate loans are grouped in the appropriate category based on normal scheduled amortization. Variable rate loans are categorized based on the next available repricing opportunity. Interest bearing deposits without a contractual maturity are estimated based on management's estimates of deposit withdrawals. Interest bearing deposits with contractual maturities are categorized based on the effective maturity of the deposit. Long-term borrowings with call provisions are grouped based on management's estimates of call probability.

Deposits

The following schedule presents daily average amounts of deposits by type:

(dollars in thousands)                                        December 31
                                                     1997         1996        1995
                                                  ---------   -----------  ---------
Non-interest bearing demand deposits              $  89,488    $  83,825   $  63,072
Interest bearing demand deposits                     58,169       58,676      43,103
Savings deposits                                    184,972      182,857     158,228
Time deposits                                       302,205      286,557     200,883
                                                  ---------   ----------   ---------
Total Deposits                                    $ 634,834    $ 611,915   $ 465,286
                                                  =========   ==========   =========

The following schedule presents daily average rates paid on deposits by type:

(dollars in thousands)                                        December 31
                                                     1997         1996        1995
                                                  ---------   -----------  ---------
Non-interest bearing demand deposits                     --           --          --
Interest bearing demand deposits                       2.30%        2.58%       2.59%
Savings deposits                                       3.22%        3.08%       3.14%
Time deposits                                          5.59%        5.53%       5.76%
                                                  ---------   ----------   ---------
Total Deposits                                         4.44%        4.36%       4.36%
                                                  =========   ==========   =========

At December 31, 1997, the maturity distribution for time deposits issued in amounts of $100,000 or more was:

(dollars in thousands)

3 months or less                                              $   17,498
Over 3 months through 6 months                                     6,098
Over 6 months through 12 months                                    6,375
Over 12 months                                                    15,097
                                                              ----------
   Total                                                      $   45,068
                                                              ==========

Short-Term Borrowings

Short-term borrowings were as follows:

(dollars in thousands)                                December 31
                                              1997        1996      1995
                                            --------     -------   -------
Average amount outstanding during year      $ 87,173     $45,823   $68,571

Weighted average interest rate during year     5.60%       5.48%     5.89%

Amount outstanding at year end              $ 97,203     $53,734   $49,451

Weighted average interest rate at year end     5.73%       5.42%     5.56%

Maximum amount at any month end             $119,774     $67,607   $86,535

Return on Equity and Assets

The following table shows net income as a percent of average stockholders' equity and average total assets, as well as certain other ratios for the periods indicated:

                                                            December 31
                                                     1997       1996     1995
                                                    -----      -----     -----

Percentage of net income to:
   Average stockholders' equity                     12.63%     12.27%    13.69%
   Daily average total assets                        1.00%      1.05%     1.18%

Percentage to tangible net income to:
   Average stockholders' equity                     14.51%     14.02%    14.74%
   Daily average total assets                        1.08%      1.12%     1.22%

Percentage of dividends declared per
 share to net income
   Per common share                                 35.10%     32.60%    31.83%

Percentage of average stockholders'
 equity to daily average total assets                7.88%      8.54%     8.60%

Item 2: Properties

Mason-Dixon Bancshares, Inc. Corporate Office
45 West Main Street
Westminster, MD  21157

Carroll County Bank and Trust Company

    Main Office                           Finksburg Office *
    45 West Main Street                   3000 Gamber Road
    Westminster, MD 21157                 Finksburg, MD 21048

    Englar Road Office                    Heartlands Office **
    401 Englar Road                       3004 North Ridge Road
    Westminster, MD 21157                 Ellicott City, MD 21043

    East Main Street Office               Mount Airy Office *
    193 East Main Street                  1001 Twin Arch Road
    Westminster, MD 21157                 Mt. Airy, MD 21771

    Manchester Office                     Operations Center
    3200 Main Street                      200 Baltimore Boulevard
    Manchester, MD 21102                  Westminster, MD 21157

    Manchester Drive-in
    3068 Westminster Street               Mason-Dixon Bancshares
    Manchester, MD 21102                  Mortgage Company

    Eldersburg Office                     1643 Liberty Road **
    1300 Liberty Road                     Suite 202
    Sykesville, MD 21784                  Eldersburg, MD  21784

    Hampstead Office                      502 Washington Avenue **
    999 South Main Street                 3rd Floor
    Hampstead, MD 21074                   Towson, MD  21204

    Melrose Office                        309 East Main Street **
    4501 Hanover Pike                     Suite 100
    Manchester, MD 21102                  Salisbury, MD  21801

    Taneytown Office
    4345 Old Taneytown Road
    Taneytown, MD 21787

 *    Properties are subject to land leases

**    Properties are leased

Bank of Maryland

     Executive Offices **                        Salisbury Office
     502 Washington Avenue                       1300 Salisbury Boulevard
     Towson, MD 21204                            Salisbury, MD 21801

     Towson Office **                            Bishopville Office
     600 Washington Avenue                       10657 Bishopville Road
     Towson, MD 21204                            Bishopville, MD 21813

     Annapolis Office **                         Crisfield Office
     2661 Riva Road                              257 North Somerset Avenue
     Annapolis, MD 21401                         Crisfield, MD 21817

     Harford County Office **                    Federalsburg Office
     333 Baltimore Pike                          102 South Main Street
     Bel Air, MD 21014                           Federalsburg, MD 21632

     Perry Hall Office **                        Princess Anne Office
     9650 Belair Road                            12136 Elm Street
     Perry Hall, MD 21236                        Princess Anne, MD 21853

     Pikesville Office **
     44 E. Sudbrook Lane
     Baltimore, MD 21208

     Bethesda Production Office **
     4720 Montgomery Lane, Suite 420
     Bethesda, MD 20814

**    Properties are leased

Rose Shanis Loans, LLC

     Catonsville Office **                  Glen Burnie Office **
     924 Frederick Road                     7566 Ritchie Highway
     P.O. Box 21197                         Glen Burnie, MD  21061
     Baltimore, MD  21228
                                            Essex Office **
     Highlandtown Office **                 136 Eastern Boulevard
     3605 Eastern Avenue                    Baltimore, MD  21221
     P.O. Box 12059
     Baltimore, MD  21281                   Randallstown Office **
                                            8519 Liberty Road
     Dundalk Office **                      Randallstown, MD  21133
     1713 Poplar Place
     P.O. Box 21795                         Bel Air Office **
                                            136 Office
     Baltimore, MD  21222                   Street
                                            Bel Air, MD  21014
     Howard Street Office **
     313 North Howard Street                Easton Office **
     P.O. Box 296                           218 North Washington Street
     Baltimore, MD  21203                   Suite 17
                                            Easton, MD  21601
     Light Street Office **
     1103 Light Street                      Annapolis Office **
     Baltimore, MD  21230                   2621 Riva Road
                                            P.O. Box 6357
     Parkville Office **                    Annapolis, MD  21401
     8301 Harford Road
     Baltimore, MD  21234

**    Properties are leased

Mason-Dixon's subsidiaries lease properties from other parties and, during 1997, incurred rental expense of $1,077,000 on these properties. See Note 6 (Premises and Equipment) of the Consolidated Financial Statements.

The premises occupied or leased by Mason-Dixon and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to Mason-Dixon's business.

Item 3: Legal Proceedings

Mason-Dixon is a party to litigation related to its business. In the opinion of management, the ultimate liability, if any, resulting from these matters would not have a significant effect on Mason-Dixon's consolidated financial position, results of operations, or liquidity.

Item 4: Submission of Matters to a Vote of Securities Holders

None

Item 5: Limits on Dividends and Other Payments

      Both federal and state laws impose restrictions on the ability of the bank subsidiaries to pay dividends to Mason-Dixon. In general, bank regulatory agencies have the ability to prohibit proposed dividends by a bank if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Division of Financial Regulations, from surplus in excess of 100% of required capital stock after providing for all expenses, losses, interest, and taxes that are due or accrued.

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

Item 4A: Executive Officers

Mason-Dixon Bancshares, Inc.:

NAME                         AGE     HIRE DATE       CURRENT POSITION
----                         ---     ---------       ----------------

Thomas K. Ferguson            55  August 27, 1991    President and Chief
                                                      Executive Officer for the
                                                      last five years.

William B. Dulany             70  August 27, 1991    Chairman of the Board for
                                                      the last five years.

Carroll County Bank and Trust Company:

NAME                         AGE     HIRE DATE       CURRENT POSITION
----                         ---     ---------       ----------------

Michael L. Oster              45  September 2, 1986  President and Chief
                                                      Executive Officer for one
                                                      year. Held various
                                                      executive positions for
                                                      prior four years.

Gerald G. Alsentzer           50  June 26, 1989      Senior Vice President and
                                                      Director of the Human
                                                      Resources Division for the
                                                      last five years.

William J. Gering             52  April 22, 1986     Senior Vice President and
                                                      Director of the Trust
                                                      Division for the last five
                                                      years.

Mark A. Keidel                36  August 17, 1987    Held various accounting
                                                      positions for the bank and
                                                      has been Senior Vice
                                                      President/Chief Financial
                                                      Officer for the last three
                                                      years. Also, Vice
                                                      President/Chief Financial
                                                      Officer for Mason-Dixon
                                                      for the last three years.

M. Lee Primm                  56  May 13, 1974       Senior Vice President and
                                                      Director of Retail
                                                      Operations for the last
                                                      five years.

Louna S. Primm                50  December 31, 1974  Senior Vice President/Chief
                                                      Lending Officer for the
                                                      last two years. Manager of
                                                      Commercial Loan Division
                                                      for the previous three
                                                      years.

William K. Stocksdale         35  July 22, 1985      Worked in various
                                                      operational capacities for
                                                      the bank and has been
                                                      Senior Vice President and
                                                      Operations Division
                                                      Manager since 1997.

Christine M. Whiteleather     47  May 2, 1984        Worked in various
                                                      capacities for the bank
                                                      and has been Senior Vice
                                                      President/Chief Investment
                                                      Officer for the last three
                                                      years.

Bank of Maryland:

NAME                         AGE     HIRE DATE       CURRENT POSITION
----                         ---     ---------       ----------------

H. David Shumpert             53  August 15, 1991    President and Chief
                                                      Executive Officer for the
                                                      last five years.

A.    Gary Rever              45  January 28, 1991   Executive Vice President,
                                                      Secretary, Chief Financial
                                                      Officer and Treasurer for
                                                      the last five years.

W. Bruce McPherson            56  December 29, 1995  Executive Vice President of
                                                      Commercial/Real Estate
                                                      Lending and Credit
                                                      Division for the past two
                                                      years.

Hunter F. Calloway            50  April 8, 1996      Senior Vice President of
                                                      Commercial
                                                      Lending/Southern Region
                                                      for the past two years.

Robert D. Lockard             58  May 1, 1989        Worked in various
                                                      operations positions at
                                                      the bank and has been
                                                      Senior Vice President of
                                                      Retail Banking and
                                                      Compliance for the past
                                                      three years.

Part II

Item 5: Market for Registrant's Common Stock and Related Stockholders Matters

Common Stock Data -- Annual Stockholders Report, page 19, incorporated herein by reference.

Item 6: Selected Financial Data

Five Year Comparative Summary -- Annual Stockholders Report, page 1, incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Stockholders Report, pages 6-19, incorporated herein by reference. See also recent developments in Item 1.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

Annual Stockholders Report, pages 11-14, incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

Financial Statements and related notes are included in the Annual Stockholders Report, pages 20-45, incorporated herein by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Part III

Item 10: Directors and Executive Officers of the Registrant

Directors are listed in the Annual Proxy Statement dated March 16, 1998, pages 4 and 5, incorporated herein by reference. Executive officers are included in Part I, Item 4A.

Item 11: Executive Compensation

Proxy Statement dated March 16, 1998, pages 7 through 12, incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Proxy Statement dated March 16, 1998, pages 2 and 3, incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Proxy Statement dated March 16, 1998, pages 11, incorporated herein by reference. Executive officers are included in Part I, Item 4A.

Part IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on 8-K

(a) Documents filed as part of this report:

      (1) The following financial statements of the Registrant, included on pages 20 through 46 of the registrants 1997 Annual Report to Stockholders, are incorporated herein by reference in item 8:
            Consolidated Balance Sheets -- December 31, 1997 and 1996 Consolidated Statements of Income -- Years ended December 31, 1997, 1996, and 1995
            Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1997, 1996, and 1995
            Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995
            Notes to Consolidated Financial Statements -- Years ended December 31, 1997, 1996, and 1995
            Report of Independent Auditors for the year ending December 31, 1997

      (2) Financial statement schedules are omitted from this 10-K since the required information is not applicable to the Registrant.

      (3)   Listing of Exhibits:

                  The following documents are attached as Exhibits to this Form 10-K as indicated by the Exhibit number or are incorporated by reference to the prior filings of the Registrant with the Commission.

         Form 10-K Exhibit #               Exhibit
         -------------------               -------
             Exhibit 3(i)*                 Certificate of Incorporation
             Exhibit 3(ii)                 Bylaws of the Corporation
             Exhibit 13                    Annual Report to Stockholders
             Exhibit 21                    List of Registrant's Subsidiaries
             Exhibit 23                    Consent of Independent Auditors

      * Exhibit 3(i) is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on October 15, 1991.

Item 14(b)

On December 3, 1997, the Company filed on Form 8-K its announcement to purchase Rose Shanis Companies. This event was reported under Item 5 on 8-K.

Item 14(c)

See Item 14(a)(3) above.

Item 14(d)

See item 14(a)(2) above.

Signatures

Pursuant to the registration requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MASON-DIXON BANCSHARES, INC.
                                           ----------------------------
                                                   (Registrant)


Date: March 26, 1998                            By /s/ Thomas K. Ferguson
      --------------                              ------------------------------


Date: March 26, 1998                            By /s/ Mark A. Keidel
      --------------                              ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David S. Babylon, Jr.                  Director        Date:  March 26, 1998
---------------------------------------                           --------------


    Henry S. Baker, Jr.                    Director         Date: March 26, 1998
---------------------------------------                           --------------


/s/ Miriam F. Beck                         Director         Date: March 26, 1998
---------------------------------------                           --------------


    Donald H. Campbell                     Director         Date: March 26, 1998
---------------------------------------                           --------------


/s/ William B. Dulany                      Director         Date: March 26, 1998
---------------------------------------                           --------------


/s/ R. Neal Hoffman                        Director         Date: March 26, 1998
---------------------------------------                           --------------


/s/ S. Ray Hollinger                       Director         Date: March 26, 1998
---------------------------------------                           --------------


    J. William Middelton                   Director         Date: March 26, 1998
---------------------------------------                           --------------


/s/ Edwin W. Shauck                         Director        Date: March 26, 1998
---------------------------------------                           --------------


/s/ James C. Snyder                         Director        Date: March 26, 1998
---------------------------------------                           --------------


/s/ Stevenson B. Yingling                   Director        Date: March 26, 1998
---------------------------------------                           --------------