Form 10-Q
period 1998-03-31
MASON DIXON BANCSHARES INC/MD
filed 1998-05-14
CIK 879558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                          ----------------------------



                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1998



                         Commission File Number 0-20516
                        --------------------------------



                          MASON-DIXON BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



           Maryland                                     52-1764929
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)



 45 W. Main Street, Westminster, Maryland                  21157
------------------------------------------                -------
 (Address of principal executive offices)               (Zip Code)



                                 (410) 857-3401
                                 --------------
               Registrant's telephone number including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X                No
                         -----                 -----


The number of shares outstanding of the registrant's common stock
on March 31, 1998:    Common Stock, $1.00 Par Value --- 5,083,195

                                     Index


PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements:                                        Page:
                                                                        ----

           Consolidated Balance Sheet
           March 31, 1998 and December 31, 1997                           3

           Consolidated Income Statement
           Three months ended March 31, 1998 and March 31, 1997           4

           Consolidated Statement of Cash Flows
           Three months ended March 31, 1998 and March 31, 1997           5

           Consolidated Statement of Changes in Stockholders' Equity
           Three months ended March 31, 1998 and March 31, 1997           6

           Notes to the Consolidated Financial Statements                 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   8-10

PART II  - OTHER INFORMATION

Item 4.  - Submission of Matters to a Vote of Security Holders           12

Item 6.  - Exhibits and Reports on Form 8K                               14

Signatures                                                               14

PART I  -  FINANCIAL INFORMATION

Item 1. -  Financial Statements

                          MASON-DIXON BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        March 31,  December 31,
(Dollars in thousands)                                     1998         1997
----------------------                                     ----         ----

ASSETS

Cash and due from banks                                 $ 17,483     $ 20,245
Interest bearing deposits in other banks                   1,234          482
Federal funds sold                                        33,675       17,236
Investment securities available for
   sale (AFS) - at fair value                            249,062      249,855
Investment securities held to maturity (HTM)
   - at amortized cost                                   198,264      204,045
(fair value $199,564 and $206,515 respectively)
Loans held for sale                                        9,459        4,439
Loans (net of unearned income of $952 and $341)          504,611      460,391
   Less:  Allowance for credit losses                     (8,461)      (5,231)
                                                        --------     --------
   Loans, net                                            496,150      455,160

Bank premises and equipment                               15,817       15,530
Other real estate owned                                      470          685
Deferred tax assets                                        6,286        6,089
Mortgage sub-servicing rights                              3,311        3,412
Intangible assets                                          8,302        2,956
Accrued interest receivable and other assets              13,713       12,046
                                                        --------     --------
   Total Assets                                       $1,053,226    $ 992,180
                                                      ==========    =========

LIABILITIES

Non-interest bearing deposits                         $   90,047    $  89,692
Interest bearing deposits                                578,095      561,557
                                                        --------     --------
   Total Deposits                                        668,142      651,249

Short-term borrowings                                    118,489       97,203
Long-term borrowings                                     179,011      160,889
Accrued expenses and other liabilities                    10,602        7,390
                                                        --------     --------
   Total Liabilities                                     976,244      916,731

STOCKHOLDERS' EQUITY

Common stock - $1.00 par value, authorized:
10,000,000 shares, issued and outstanding;
5,083,195 shares (1998) and 5,077,468 shares (1997)        5,083        5,077
Surplus                                                   36,142       35,948
Retained earnings                                         33,923       32,275
Accumulated other comprehensive income                     1,834        2,149
                                                        --------     --------
   Total Stockholders' Equity                             76,982       75,449
   Total Liabilities & Stockholders' Equity           $1,053,226    $ 992,180
                                                      ==========    =========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.

                          MASON-DIXON BANCSHARES, INC.
                          CONSOLIDATED INCOME STATEMENT

                                                         Three Months Ending
                                                              March 31,
(Dollars in thousands, except per share data)              1998        1997
---------------------------------------------              ----        ----

Interest Income:
  Interest and fees on loans                            $ 11,959   $ 9,105
  Interest on deposits in other banks                         15        13
  Interest on federal funds sold                             284       251
  Interest and dividends on investment securities:
    Taxable interest on mortgage-backed securities         4,404     4,104
    Other taxable interest and dividends                   1,844       914
    Tax exempt interest and dividends                      1,172     1,108
                                                        --------   -------
    Total interest income                                 19,678    15,495

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more         424       393
    Other deposits                                         5,768     5,363
                                                        --------  --------
      Total interest on deposits                           6,192     5,756

Interest on short-term borrowings                          1,581       720
Interest on long-term borrowings                           2,673     1,284
                                                        --------  --------
    Total interest expense                                10,446     7,760
                                                        --------  --------
Net interest income                                        9,232     7,735
Provision for credit losses                                  317        57
                                                        --------  --------
Net interest income after provision for credit losses      8,915     7,678
                                                        --------  --------
Other Operating Income:
  Service charges on deposit accounts                        537       546
  Trust Division income                                      381       343
  Gain on sale of securities                                 311       221
  Gain on sale of mortgage loans                             436       291
  Other income                                               763       425
                                                        --------  --------
    Total other operating income                           2,428     1,826
                                                        --------  --------
Other Operating Expenses:
  Salaries and employee benefits                           4,905     3,718
  Net occupancy expense of bank premises                     692       623
  Furniture and equipment expenses                           483       438
  Legal and professional fees                                220       259
  FDIC insurance expense                                      20        19
  Outside data processing expense                            341       260
  Amortization of mortgage sub-servicing rights              104       104
  Amortization of other intangibles assets                   104       123
  Other expenses                                           1,093       861
                                                        --------  --------

    Total other operating expenses                         7,962     6,405
                                                        --------  --------
Income before income taxes                                 3,381     3,099
Income tax expense                                           870       824
                                                        --------  --------
Net Income                                              $  2,511  $  2,275
                                                        ========  ========

Per Share Data:
  Cash Dividend Paid                                    $   0.17  $   0.15

  Net Income (Basic)                                    $   0.49  $   0.43
  Net Income (Diluted)                                  $   0.49  $   0.43
  Average Shares Outstanding (Basic)                   5,079,326 5,307,998
  Average Shares Outstanding (Diluted)                 5,084,788 5,308,123

                          MASON-DIXON BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the period ended March 31, 1997 and 1997


                                                         For the Period Ended
                                                               March 31,
(Dollars in thousands)                                     1998      1997
----------------------                                     ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 2,511   $ 2,275
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                            406       440
     Amortization of mortgage sub-servicing rights           104       104
     Amortization of intangibles                             104       123
     Net accretion of purchase accounting adjustments        (96)     (144)
     Provision for credit losses                             317        57
     Proceeds from sales of investment securities - Trading   20     3,177
     Purchases of investment securities - Trading              0    (3,152)
     Originations of loans held for sale                 (16,900)  (15,184)
     Proceeds from sales of loans held for sale           12,316    14,913
     Net gain on sale of assets                             (782)     (512)
     Net (increase) decrease in accrued interest
           receivable and other                           (1,225)     (723)
     Net increase (decrease) in accrued expenses and
           other liabilities                                 965    (1,240)
     Other - net                                              (4)      277
                                                          ------    ------
    Net cash provided by operating activities             (2,264)      411
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities-HTM  16,322     2,890
   Purchases of investment securities - HTM              (10,576)   (9,907)
   Proceeds from maturities of investment securities-AFS  24,652     7,235
   Proceeds from sales of investment securities - AFS     26,025    33,695
   Purchases of investment securities - AFS              (50,145)  (49,684)
   Net decrease (increase) in loans                          585   (12,083)
   Capital expenditures                                     (521)     (260)
   Proceeds from sales of assets                              49         0
   Acquisitions of subsidiaries, net of cash acquired    (14,993)        0
                                                         -------   -------
   Net cash used by investing activities                  (8,602)  (28,114)
                                                         -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                    16,893     8,864
   Net increase (decrease) in short-term borrowings       (9,057)   11,022
   Proceeds from long-term borrowings                     20,000    20,000
   Repayments of long-term borrowings                     (1,878)  (12,631)
   Issuance of additional shares of common stock             200       182
   Repurchase of common stock                                  0       (97)
   Dividends paid                                           (863)     (797)
                                                         -------   -------
   Net cash provided by financing activities              25,295    26,543
                                                         -------   -------
Net increase (decrease) in cash and cash equivalents      14,429    (1,160)
Cash and cash equivalents at beginning of year            37,963    46,346
                                                         -------   -------
Cash and cash equivalents at end of period              $ 52,392  $ 45,186
                                                        ========  ========
See notes to the consolidated financial statements.

                          MASON-DIXON BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                                Other
                                            Common  Accumulated   Retained  Comprehensive
(Dollars in thousands)                       Stock   Surplus      Earnings     Income


Balance at December 31, 1996                $ 5,303     $ 40,560    $ 26,331     $ 505

Net income (1st three months 1997)                0            0       2,275       -

Issuance of additional shares of common stock     9          173           0       -

Repurchase of shares of common stock             (5)         (92)          0       -

Cash dividend @ $.15 per share                    0            0        (797)      -

Net unrealized losses on available-for-sale
   securities (net of tax)                        0            0           0    (1,296)
                                            -------      -------     -------   -------
Balance at March 31, 1997                     5,307       40,641      27,809      (791)

Net income (2nd, 3rd, 4th quarters 1997)          0            0       6,884       -

Issuance of additional shares of common stock    15          378           0       -

Repurchase of shares of common stock           (245)      (5,071)          0       -

Cash dividend @ $.47 per share                    0            0      (2,418)      -

Net unrealized gains on available-for-sale
   securities (net of tax)                        0            0           0     2,940
                                            -------      -------     -------   -------
Balance at December 31, 1997                  5,077       35,948      32,275     2,149

Net income (1st quarter 1998)                     0            0       2,511       -

Issuance of additional shares of common stock     6          194           0       -

Repurchase of shares of common stock              0            0           0       -

Cash dividend @ $.17 per share                    0            0        (863)      -

Net unrealized gains on available-for-sale
   securities (net of tax)                        0            0           0      (313)

Less:  Reclassification adjustment for losses
   realized in net income                         0            0           0        (2)
                                            -------      -------    --------  --------
Balance at March 31, 1998                   $ 5,083     $ 36,142    $ 33,923  $  1,834
                                            =======     ========    ========  ========


                          MASON-DIXON BANCSHARES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Certain amounts for prior periods have been reclassified to conform to current period presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Note 3.  Investment Securities

                                           Available-for-Sale          Held-to-Maturity
                                         March 31,     March 31,    March 31,    March 31,
(Dollars in thousands)                    1998         1997         1998         1997
------------------------------------------------------------------------------------------

U.S. Treasury securities and
   agency notes                         $ 68,569     $  2,998    $  33,016    $  45,147
Obligations of U.S. government agencies  117,399      129,010       13,536       17,507
Obligations of states and political
   subdivision                                 0            0       86,279       81,986
Collateralized mortgage obligations       49,746       35,117       59,004       55,314
Other securities                          10,359        6,189        6,429          289
Unrealized gains(losses)                   2,989       (1,289)           0            0
                                        --------     --------     --------     --------
   Total Investment Securities         $ 249,062     $172,025     $198,264    $ 200,243
                                       =========     ========     ========    =========


Note 4.  Loans (Net of Unearned Income)


                                                    March 31,       March 31,
(Dollars in thousands)                                1998            1997
--------------------------------------------------------------------------------

Construction and Land Development                 $  36,188      $   23,365
     Residential Real Estate - Mortgages            186,782         173,740
     Commercial Real Estate - Mortgages             134,036         113,305
     Commercial                                      87,269          78,352
     Consumer                                        60,336          21,416
                                                   --------        --------
          Total Loans                             $ 504,611      $  410,178
                                                  =========      ==========

Note 4.  Allowance for Credit Losses

(Dollars in thousands)                                1998            1997
--------------------------------------------------------------------------------
Balance at January 1                              $  5,231       $   5,167
Provision for the year                                 317              57
     Recoveries on loans                                42             122
                                                   -------         -------
          Total                                      5,590           5,346

Less loans charged off                                  52              98
Allowance of purchased company                       2,923               0
                                                   -------         -------
     Balance at March 31                          $  8,461       $   5,248
                                                  ========       =========

     The appropriateness of the allowance for possible credit losses is determined based on a quarterly detailed review of the loan portfolio, off-balance sheet commitments, and recent economic projections.

                          MASON-DIXON BANCSHARES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Per Share Amounts

         On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS") that simplify the standards previously followed in Accounting Principals Board Opinion No.15. It replaces the former presentation of primary EPS with a presentation of basic EPS and, where applicable, requires the dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is generally computed by dividing net income by the weighted average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue stock were exercised. Per share amounts are based on the weighted average number of shares outstanding during the year.

Note 6.  Comprehensive Income

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                          MASON-DIXON BANCSHARES, INC.

FORWARD LOOKING STATEMENTS

         This section of the report may contain forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Certain statements are included which may relate to management's beliefs, expectations, anticipation's and plans concerning, among other things, economic trends, interest rates, and other matters. Such statements are subject to numerous uncertainties including the effects of monetary policies, regulatory changes, levels of inflation, unemployment, consumer confidence and the health of commercial and residential real estate values in Mason-Dixon's market area. There can be no assurance that future events will develop in accordance with any forward looking statements contained herein.

SUMMARY

         Mason-Dixon Bancshares, Inc. ("Mason-Dixon") reported net income of $2.511 million for the first quarter of 1998, an increase of 10% over the $2.275 million reported for the first quarter of 1997. On a per share basis (both basic and diluted), net income equaled $.49 for the first quarter of 1998 compared to $.43 for 1997, up 14%.

         For the quarter, annualized return on average assets was 1.00% in 1998 compared to 1.08% for 1997, while return on average stockholders' equity increased to 13.47% compared to 12.67% for the same period for 1997.

         Results for the first quarter increased as a result of increases in net interest income and non- interest income associated with growth in earning assets and higher fees from mortgage banking operations, trust services and sales of nondeposit investment products. Revenues were also increased by the acquisition during the quarter of Rose Shanis Companies, a consumer finance company with approximately $43 million in loans outstanding.

STATEMENT OF CONDITION

         Total assets as of March 31, 1998 were $1.053 billion, up 21% from last year and up 6% from December 31, 1997. The significant growth from last year was due to increases in loan outstandings, as well as increased investment securities which resulted from a leverage strategy engaged in the second quarter of 1997. On June 6, 1997 Mason-Dixon completed the issuance of $20 million of Preferred Securities of the Mason-Dixon Capital Trust, a Trust established by Mason-Dixon for financing purposes. These securities are classified as long-term borrowings for balance sheet purposes but the proceeds qualify as Tier 1 Capital of Mason-Dixon for regulatory purposes. A portion of the proceeds (capital) was used to engage in a leverage strategy which involves increased levels of investments and borrowings and which earn a positive net interest margin. Loans outstanding have increased $44 million or 10% since year end while investment securities declined by $7 million (3%). Of the total growth in loans, $43 million is due to the acquisition of the consumer finance company. Loans have increased $94 million (23%) from last year, again with outstandings of the acquired consumer finance subsidiary increasing outstandings $43 million. Deposits have increased $17 million (3%) from year end, and $39 million or 6% compared to March 31, 1997 largely due to growth in certificates of deposits. Borrowing increased $39 million (15%) since year end, with short-term borrowings associated with the acquisition of loans adding $28 million. Since March 31, 1997, borrowings increased by $140 million, which includes the preferred securities of $20 million, higher borrowings associated with the leverage strategy of $60 million, and $28 million assumed in the acquisition of the consumer finance company. Stockholders' equity increased $1.5 million from year end 1997. Earnings added $2.5 million to stockholders equity, while cash dividends have reduced equity by $863 thousand. Decreases in accumulated comprehensive income were $200 thousand since year end.

INCOME STATEMENT - FIRST QUARTER

         Net interest income increased by $1.497 million (19%) due to normal growth in earning assets as well as the acquisition of the consumer finance company. Additional acquisition related net interest income totaled $1.250 million. The net interest margin on earning assets decreased 8 basis points to 4.11%. Average earning assets increased $166 thousand (21%) while interest bearing liabilities increased $218 thousand (35%).

         Total other operating income increased 33% or $602 thousand. Service charge income decreased by $9 thousand. Gains on sales of mortgage loans grew by $145 thousand or 50% due to expansion of the Mortgage Banking Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares Mortgage Company) and higher levels of refinance activity. Trust Division income grew by $38 thousand or 11% due to growth in accounts under management. Securities gains increased by $90 thousand. The increase in gains resulted due to the liquidation of certain investment securities sold to raise cash for the purchase of the consumer finance subsidiary. Other operating income increased by $338 thousand or 80% which reflect increased revenue from the sales of annuities and mutual funds, as well as fee income generated from consumer finance activities ($220,000).

         Total other operating expenses increased by $1.557 million or 24% due to the additional expenses of the consumer finance company of $927 thousand and higher expenses of the Mortgage Banking Division of $217 thousand. Excluding the additional expenses of the new subsidiary and expansion of mortgage banking, expenses grew by $413 thousand (6%). All areas of noninterest expense increased as a result of the acquisition.

CAPITAL ADEQUACY

         At the end of the quarter, the Company's capital leverage ratio was 8.01%, down from 8.74% at the end of the year. Tier 1 and Total Risk-based ratios were 12.83% and 13.78% respectively compared to 14.74% and 15.64% at December 31, 1997. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital. Decreases in the various capital adequacy ratios were the result of the acquisition of the consumer finance subsidiary which added approximately $5.4 million of additional goodwill which lowers the amount of qualifying capital. In April of 1998, Mason-Dixon completed a $20 million offering of Trust Preferred securities. These instruments were issued to pay off a portion of the short-term borrowings of the consumer finance company. Of the $20 million issued, approximately $4 million will be added to Tier 1 capital, and the remaining $16 million will qualify as Tier 2 capital.

MARKET RISK DISCLOSURES - INTEREST RATE SENSITIVITY

         At the end of the quarter, Mason-Dixon had an estimated one year positive gap of $16 million on a consolidated basis, which was less than 2% of assets. The positive one year gap at the end of the last quarter was $42 million or 4% of total assets. This position reflects a low level of interest rate risk and would indicate longer term earnings would decrease somewhat with higher levels of interest rates. Management believes the overall rate sensitivity position is appropriate for current rate conditions.

         Mason-Dixon tests its interest rate sensitivity through the deployment of simulation analysis. An earnings simulation model is used to estimate what effects specific interest rate changes would have on one year of net interest income. Derivative financial instruments, such as interest rate swaps, are included in the analysis. Interest rate caps and floors on certain products are included to the extent they become effective within one year. Changes in prepayment assumptions have been included where changes in payment behavior pattern is assumed to be different to the simulation. Call features on certain securities are based on their projected call probability in view of the assumed rate environment. At March 31, 1998 Mason-Dixon's estimated earnings profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate increase in interest rates, Mason-Dixon's pretax net interest income would increase by $3,701,000 (1%) if rates were to increase by 100 basis points, and decline by $788,000 (2%) should rates fall by 100 basis points.

YEAR 2000 PREPAREDNESS

         Mason-Dixon continued its progress in preparing for the year 2000 Issue during the first quarter of 1998. The Year 2000 Issue is the result of computer programs and equipment which are dependent on "embedded chip technology" using two digits rather than four to define any particular year. Any of Mason-Dixon's computer programs or other equipment that are date dependent may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.

         During the quarter, critical processing applications were reviewed to identify potential problems in any customized computer code, test scripts were developed for processing critical software, and a formal review began of any credit relationships which may present risks due to customers inability to remedy their own year 2000 issues.

         Based on assessments made through the first quarter, Mason-Dixon has determined that it may be required to modify or replace portions of its software and other equipment which cannot be made year 2000 compliant. The expected cost of modifications and replacements is currently estimated at $660,000 and is being funded through operating cash flows. It is expected that all critical remedies will be in place within one year or not later than December 31, 1998. The assessment of any credit risk that may be attributable to the Year 2000 Issue is expected to be completed by the end of the second quarter of 1998.

         The costs of the project and projected completion dates are based on management's best estimates, which were derived using numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could materially differ from the estimates.

PART II  - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of stockholders was held on Saturday, April 18, 1998. The purpose of the meeting was to vote on the election of Class III directors, vote on an omnibus share plan, vote on an increase in authorized capital stock, vote on the elimination of stockholder's preemptive right, and vote on the limitation of director liability and removal of residency requirements.

         The omnibus share plan permits the award of stock options, stock appreciation rights, performance shares, and stock bonuses under a plan approved by the Board of Directors in 1997. The purpose of the plan is to assist in attracting and retaining key personnel who are in a position to contribute materially to the success of Mason-Dixon. The number of shares which will be available for grant under the plan will be 248,800. The plan will be administered by the Compensation Committee of the Board of Directors.

         A proposal to authorize an increase in the number of shares of common stock from 10,000,000 to 20,000,000 was also subject to a vote of stockholders. This amendment ensures that a sufficient number of shares of common stock will be available for possible future transactions, including among others, acquisitions, financings, stock splits, benefit and compensation plans and other general corporate purposes.

         Votes were also recorded on a proposed amendment to the articles of incorporation which would delete article 13 pertaining to preemptive rights. The term "preemptive rights" means that if Mason-Dixon proposes to issue additional shares of its common stock, the new shares must first be offered to existing stockholders at the same price and terms as it would be offered to new stockholders.

         Proposals to amend Mason-Dixon's articles of incorporation on the limitation of director liability and removal of residency requirements were also voted on. The focus of the amendments is to protect directors and officers and to permit Mason-Dixon to enlist the services of exceptional people without regard to their place of residence.

         The vote pertaining to the election of the Class III directors was as follows:

          Henry S.        William B.       S. Ray        James C.
          Baker, Jr.      Dulany           Hollinger     Snyder

For      4,376,720       4,372,861        4,414,998     4,383,599
Withheld    83,952          87,806           45,673        77,073

         The following Class I and Class II directors continue to serve as of the date of the stockholder meeting: David S.
Babylon, Jr., Miriam F. Beck, Donald H. Campbell, Thomas K.
Ferguson, R. Neal Hoffman, J. William Middelton, Edwin W. Shauck, and Stevenson B. Yingling.

         The vote pertaining to the omnibus share plan was as follows:

For                          4,014,225
Against                        288,238
Abstained                      158,197

         The vote pertaining to the increase in authorized capital stock was as follows:

For                          4,136,102
Against                        239,654
Abstained                       76,518

         The vote pertaining to the elimination in stockholder preemptive rights was as follows:

For                          3,417,454
Against                        300,432

Abstained                      144,057

         The vote pertaining to the limitation of director liability and removal of residency requirements was as follows:

For                          4,021,378
Against                        304,742
Abstained                      126,154

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         3.1 Mason-Dixon Bancshares, Inc. Articles of Amendment
        10.1 Mason-Dixon Bancshares, Inc. 1997 Omnibus Share Plan

     (b) Reports on Form 8-K

         On February 26, 1998, Mason-Dixon filed on Form 8-K an announcement that it had completed the acquisition of Rose Shanis Companies. This event was reported under Item 2 on Form 8-K.

         On April 14, 1998, Mason-Dixon filed amendments to its previously filed report of February 26, 1998, which included historic and proforma financial statements. This event was reported under Item 2 on Form 8-K.

         On May 8, 1998, Mason-Dixon filed on Form 8-K announcing its issuance and sale of its 7.48% senior notes in the principal amount of $20,000,000. This event was reported under Item 5 on Form 8-K.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MASON-DIXON BANCSHARES, INC.


May 14, 1998               /s/ Thomas K. Ferguson
                           ----------------------
                           By: Thomas K. Ferguson
                           President/Chief Executive Officer


May 14, 1998               /s/ Mark A. Keidel
                           ------------------
                           By: Mark A. Keidel
                           Vice President/Chief Financial Officer


C73576.636