Form 10-Q
period 1998-06-30
MASON DIXON BANCSHARES INC/MD
filed 1998-08-13
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended June 30, 1998



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



                             (410) 857-3401
                         ----------------------
           Registrant's telephone number including area code:



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



The number of shares outstanding of the registrant's common stock on
June 30, 1998:      Common Stock, $1.00 Par Value --- 5,079,235


PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                        June 30,       December 31,
(Dollars in thousands)                                                      1998               1997
--------------------------------------------------     ---------------------------------------------
ASSETS

Cash and due from banks                                        $          19,698   $         20,245
Interest bearing deposits in other banks                                     535                482
Federal funds sold                                                        34,302             17,236

Investment securities available for sale (AFS) - at fair value           282,622            249,855
Investment securities held to maturity (HTM) - at amortized cost         176,700            204,045
     (fair value $178,856 and $206,515 respectively)

Loans held for sale                                                        2,622              4,439
Loans (net of unearned income of $125 and $341)                          457,497            460,391
  Less:  Allowance for credit losses                                      (9,384)            (5,231)
                                                                        --------           --------
    Loans, net                                                           448,113            455,160

Bank premises and equipment                                               13,961             15,530
Other real estate owned                                                      395                685
Deferred tax assets                                                        6,433              6,089
Mortgage sub-servicing rights                                              2,367              3,412
Intangible assets                                                          6,979              2,956
Accrued interest receivable and other assets                              12,626             12,046
                                                                        --------           --------
    Total Assets                                               $       1,007,353   $        992,180
                                                                        ========           ========

LIABILITIES

Non-interest bearing deposits                                  $          87,387   $         89,692
Interest bearing deposits                                                517,927            561,557
                                                                        --------           --------
    Total Deposits                                                       605,314            651,249

Short-term borrowings                                                     64,605             97,203
Long-term borrowings                                                     248,069            160,889
Accrued expenses and other liabilities                                    10,273              7,390
                                                                        --------           --------
    Total Liabilities                                                    928,261            916,731

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,079,235 shares (1998) and 5,077,468 shares (1997)                     5,079              5,077
Surplus                                                                   36,016             35,948
Retained earnings                                                         36,396             32,275
Accumulated other comprehensive income                                     1,601              2,149
                                                                        --------           --------
    Total Stockholders' Equity                                            79,092             75,449

    Total Liabilities & Stockholders' Equity                   $       1,007,353   $        992,180
                                                                        ========           ========


Note:  The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.

                                MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED INCOME STATEMENT

                                         Three Months Endin     Six Months Ending
                                         June 30,               June 30,
(Dollars in thousands, except per sh   1998       1997        1998       1997
---------------------------------------------- --------    ---------- --------
Interest Income:
  Interest and fees on loans       $ 12,999   $  9,507 $    24,958   $ 18,612
  Interest on deposits in other bank     23         37          38         50
  Interest on federal funds sold        529        331         813        582
  Interest and dividends on investment securities:
    Taxable interest on mortgage-bac  4,087      4,213       8,491      8,317
    Other taxable interest and divid  2,076        933       3,920      1,847
    Tax exempt interest and dividend  1,222      1,104       2,394      2,212
                                    --------   --------    --------   --------
    Total interest income            #####      #####       #####      #####

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of     669        555       1,093        948
    Other deposits                    5,729      5,443      11,497     10,806
                                    --------   --------    --------   --------
      Total interest on deposits      6,398      5,998      #####      #####

Interest on short-term borrowings       777      1,023       2,358      1,743
Interest on long-term borrowings      3,878      1,335       6,551      2,619
                                    --------   --------    --------   --------
    Total interest expense           #####       8,356      #####      #####
                                    --------   --------    --------   --------
Net interest income                   9,883      7,769      #####      #####

Provision for credit losses           3,172         51       3,489        108
                                    --------   --------    --------   --------
Net interest income after provision   6,711      7,718      #####      #####
                                    --------   --------    --------   --------
Other Operating Income:
  Service charges on deposit account    540        554       1,077      1,100
  Trust Division income                 449        373         830        716
  Gain on sale of securities             46         87         357        308
  Gain on sale of mortgage loans        557        370         993        661
  Gain on sale of branches            6,717          0       6,717          0
  Other income                          813        505       1,576        930
                                    --------   --------    --------   --------
    Total other operating income      9,122      1,889      #####       3,715
                                    --------   --------    --------   --------
Other Operating Expenses:
  Salaries and employee benefits      5,349      3,866      10,254      7,584
  Net occupancy expense of bank prem    655        625       1,347      1,248
  Furniture and equipment expenses      488        487         971        925
  Legal and professional fees           351        445         571        665
  FDIC insurance expense                 22         19          42         38
  Outside data processing expense       333        301         674        562
  Amortization of mortgage sub-servi    943        103       1,047        207
  Amortization of other intangibles     195        124         299        247
  Other expenses                      2,108        750       3,201      1,649
                                    --------   --------    --------   --------
    Total other operating expenses   #####       6,720      #####      #####
                                    --------   --------    --------   --------
Income before income taxes            5,389      2,887       8,770      5,986
Income tax expense                    2,052        738       2,922      1,562
                                    --------   --------    --------   --------
Net Income                         $  3,337   $  2,149 $     5,848   $  4,424
                                    ========   ========    ========   ========

Per Share Data:
  Cash Dividend Paid               $   0.17   $   0.15 $      0.34   $   0.30

  Net Income (Basic)               $   0.66   $   0.41 $      1.15   $   0.84
  Net Income (Diluted)             $   0.66   $   0.41 $      1.15   $   0.84
  Average Shares Outstanding (Basic)5,079,806  5,286,543   5,079,567  5,297,207
  Average Shares Outstanding (Dilute5,084,960  5,287,126   5,084,721  5,297,496


                                        MASON-DIXON BANCSHARES, INC.


                                                                          For the Period Ended
                                                                                     June 30,
(Dollars in thousands)                                                         1998                1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $         5,848     $         4,424
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                               808                 815
     Amortization of mortgage sub-servicing rights                            1,047                 207
     Amortization of intangibles                                                299                 246
     Net accretion of purchase accounting adjustments                          (206)               (312)
     Provision for credit losses                                              3,489                 108
     Provision for deferred taxes                                                 0                 318
     Proceeds from sales of investment securities - Trading                      20               3,177
     Purchases of investment securities - Trading                                 0              (3,152)
     Originations of loans held for sale                                    (27,891)            (24,067)
     Proceeds from sales of loans held for sale                              30,701              24,119
     Net gain on sale of assets/liabilities                                  (8,027)               (994)
     Net (increase) decrease in accrued interest receivable and other          (138)               (782)
     Net increase (decrease) in accrued expenses and other liabilitie           636              (1,939)
     Other - net                                                               (157)                307
                                                                            -------             -------
    Net cash provided by operating activities                                 6,429               2,475
                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities - HTM                   36,867               7,409
   Purchases of investment securities - HTM                                 (20,682)            (13,629)
   Proceeds from maturities of investment securities - AFS                   46,252              12,427
   Proceeds from sales of investment securities - AFS                        53,568              48,880
   Purchases of investment securities - AFS                                (122,102)           (123,342)
   Net (increase) decrease in loans                                         (12,610)            (37,150)
   Capital expenditures                                                      (1,102)               (716)
   Proceeds from sale of assets/liabilities                                   9,928                   0
   Sale of branches                                                         (28,882)                  0
   Acquisitions of subsidiaries, net of cash acquired                       (14,993)                  0
                                                                            -------             -------
    Net cash used by investing activities                                   (53,756)           (106,121)
                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       41,317              27,614
   Net (decrease) increase in short-term borrowings                         (62,941)             55,863
   Proceeds from long-term borrowings                                        89,350             109,402
   Repayments of long-term borrowings                                        (2,170)            (63,056)
   Issuance of additional shares of common stock                                304                 231
   Repurchase of common stock                                                  (234)             (5,163)
   Dividends paid                                                            (1,727)             (1,594)
                                                                            -------             -------
    Net cash provided by financing activities                                63,899             123,297
                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                         16,572              19,651
Cash and cash equivalents at beginning of year                               37,963              46,346
                                                                            -------             -------
Cash and cash equivalents at end of period                          $        54,535     $        65,997
                                                                            =======             =======


See notes to the consolidated financial statements.

                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                                       Accumulated
                                                                                                       Other
                                                       Common                          Retained        Comprehensive
(Dollars in thousands)                                 Stock           Surplus         Earnings        Income
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                          $   5,303       $  40,560       $  26,331       $     505

Net income (1st six months 1997)                              0               0           4,424               -

Issuance of additional shares of common stock                11             220               0               -

Repurchase of shares of common stock                       (239)         (4,924)              0               -

Cash dividend @ $.30 per share                                0               0          (1,594)              -

Net unrealized losses on available-for-sale
   securities (net of tax)                                    0               0               0              73
                                                        -------         -------         -------         -------
Balance at June 30, 1997                                  5,075          35,856          29,161             578

Net income (3rd and 4th quarters 1997)                        0               0           4,735               -

Issuance of additional shares of common stock                13             331               0               -

Repurchase of shares of common stock                        (11)           (239)              0               -

Cash dividend @ $.30 per share                                0               0          (1,621)              -

Net unrealized gains on available-for-sale
   securities (net of tax)                                    0               0               0           1,571
                                                        -------         -------         -------         -------
Balance at December 31, 1997                              5,077          35,948          32,275           2,149

Net income (1st six months 1998)                              0               0           5,848               -

Issuance of additional shares of common stock                 9             295               0               -

Repurchase of shares of common stock                         (7)           (227)              0               -

Cash dividend @ $.34 per share                                0               0          (1,727)              -

Unrealized holding (losses)/gains on available-for
   sale securities arising during the period (net of ta       0               0               0            (225)

Less:  Reclassification adjustment for losses
   realized in net income                                     0               0               0            (323)
                                                        -------         -------         -------         -------
Balance at June 30, 1998                              $   5,079       $  36,016       $  36,396       $   1,601
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


Note 3.  Investment Securities
                                                     Available-for-Sale               Held-to-Maturity
                                                   June 30,        June 30,        June 30,        June 30,
(Dollars in thousands)                                  1998            1997             1998            1997
------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agency notes    $   88,396      $   45,142      $   18,013      $   32,998
     Obligations of U.S. government agencies         103,032          16,214          12,531         132,215
     Obligations of states and political subdivisio        0          83,317          85,223               0
     Collateralized mortgage obligations              70,546          54,475          53,170          54,653
     Other securities                                 18,050             268           7,763           6,802
     Unrealized gains(losses)                          2,598               0               0             942
                                                    --------        --------        --------        --------
          Total Investment Securities             $  282,622      $  199,416      $  176,700      $  227,610
                                                    ========        ========        ========        ========

Note 4.  Loans (Net of Unearned Income)
                                                                   June 30,        June 30,
(Dollars in thousands)                                                   1998            1997
---------------------------------------------------------------------------------------------
     Construction and Land Development                            $   35,488      $   25,656
     Residential Real Estate - Mortgages                             151,074         179,520
     Commercial Real Estate - Mortgages                              132,455         122,487
     Commercial                                                       84,779          85,308
     Consumer                                                         53,701          22,624
                                                                    --------        --------
          Total Loans                                             $  457,497      $  435,595
                                                                    ========        ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                   1998            1997
---------------------------------------------------------------------------------------------
     Balance at January 1                                         $    5,231      $    5,167
     Provision for the year                                            3,489             108
     Recoveries on loans                                                 252             306
                                                                     -------         -------
          Total                                                        8,972           5,581

     Less loans charged off                                            2,511             119
     Allowance of purchased company                                    2,923               0
                                                                     -------         -------
     Balance at June 30                                           $    9,384      $    5,462
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

                                             MASON-DIXON BANCSHARES, INC.
                                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Per Share Amounts
   On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share."  Statement 128
establishes standards for computing and presenting earnings per share ("EPS") that simplify the standards previously followed in Accounting Principals Board Opinion No.15.  It replaces the former presentation of primary EPS with a presentation of basic EPS and, where applicable, requires the dual presentation of basic and diluted EPS on the face of the income statement.  Basic EPS is generally computed by dividing net income by the weighted average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue stock were exercised.  Per share amounts are based on the weighted average number of shares outstanding during the year.

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
RESULTS OF OPERATIONS

	MASON-DIXON BANCSHARES, INC.

FORWARD LOOKING STATEMENTS
	This section of the report may contain forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Certain statements are included which may relate to management's beliefs, expectations, anticipations and plans concerning, among other things, economic trends, interest rates, and other matters. Such statements are subject to numerous uncertainties including the effects of monetary policies, regulatory changes, levels of inflation, unemployment, consumer confidence and the health of commercial and residential real estate values in Mason-Dixon's market area. There can be no assurance that future events will develop in accordance with any forward looking statements contained herein.
SUMMARY
	Mason-Dixon Bancshares, Inc., reported net income from continuing operations of $2.386 million for the second quarter ended June 30, 1998, an increase of 11% from the same period last year. Earnings per share (basic and diluted) from core earnings were $.47, a 15% increase over second quarter 1997. Including the effects of the gain from the sale of branches and several non-recurring charges, total net income was $3.337 million or $.66 per fully diluted share, an increase of 55% over second quarter 1997.
	For the six months ended June 30, 1998 net income from continuing operations totaled $4.897 million, up 11% from the same period in 1997, and diluted earnings per share totaled $.96 (+14%). Including the net effects of the sale of branches and non-recurring items, net income totaled $5.848 million, increasing 32% from the same period in 1997. Diluted earnings per share were $1.15 compared to $.84 for 1997.
	Reported results for the second quarter and the year included several significant events. On June 19, 1998 the sale of five branches on Maryland's Eastern Shore was completed and added after tax net income of $3.687 million ($.73 per share). Offsetting the gain on the sale of the branches were after tax charges to recognize the company's estimated year
2000 costs ($430 thousand or $.08 per share), a write-down of mortgage sub-servicing rights ($516 thousand or $.10 per share) and increases in the provision for credit losses which was largely driven by changes in charge-off policy for the recently acquired consumer finance receivables ($1.791 million or $.35 per share). Excluding the effects of the gain and significant charges core net income totaled $2.386 million an increase of $237 thousand (+11%) and diluted earnings per share totaled $.47 (+15%).
STATEMENT OF CONDITION
	Total assets as of June 30, 1998 were $1.007 billion, up 2% from December 31, 1997 and up 4% from June 30, 1997. The percentage changes reflect the purchase of Rose Shanis Financial Services, LLC which added approximately $48 million in total assets, and the sale of five branches which reduced total assets by approximately $80 million. Both of these transactions occurred in 1998. Loans outstanding have decreased $3 million
(1%) since December 31, 1997 and increased $22 million (5%) since June 30,
1997. Changes in loans outstanding include to purchase of approximately $43 million in loans related to the Rose Shanis acquisition, and the sale of approximately $59 million for the sale of branches. Excluding these events, loans outstanding have increased 9% since June 30, 1997 and 3%
since December 31, 1997. Investment securities increased by $5 million (1%) from year end 1997 and $32 million (8%) since June 30, 1997. Deposits have decreased $46 million (7%) from year end, and $43 million (7%) compared to June 30, 1997 due to the sale of the branches which held approximately $89 million in total deposits. Excluding the sale of the branches, deposits increased 8% from year end and June 30, 1997. Borrowing increased $55 million (21%) since year end, with borrowings associated with the acquisition of Rose Shanis adding $28 million. Since June 30, 1997, borrowings increased by $71 million, which includes the $28 million associated with the acquisition. Stockholders' equity increased $3.6 million from year end 1997. Earnings added $5.8 million to stockholders equity, while cash dividends have reduced equity by $1.8 million.
Decreases in accumulated comprehensive income were $500 thousand since year end.
INCOME STATEMENT - FIRST QUARTER
	Net interest income increased by $2.114 million (27%) due to normal growth in earning assets as well as the acquisition of the consumer finance company. The net interest margin on earning assets increased 14 basis points to 4.23% for the quarter. The increased spread was primarily attributable to the acquisition of Rose Shanis, which has higher overall interest spreads. Average earning assets increased $181 million (22%) while interest bearing liabilities increased $177 million (25%).
	The provision for credit losses totaled $3.172 million for the quarter compared to $51 thousand for the second quarter of 1997. The significant increase resulted from increased chargeoffs for consumer finance receivables ($2.0 million) and additional provisions ($900 thousand) recorded in recognition of potential credit risks relating to loans with Year 2000 exposure. The increase in chargeoffs was related to a change in chargeoff policy for consumer finance receivables. The former policy called for a loan to be charged off at 270 days delinquent. The policy was changed during the quarter to chargeoff loans at 180 days delinquent. The change was made to align the policy with more conservative practices. As a result of the change, delinquency levels and coverage ratios of the consumer finance receivables improved significantly.
	Total other operating income increased $7.233 million, which included the net gain on the sale of branches of $6.717 million. Excluding the gain, total other operating income grew by $516 thousand (27%). Service charge income decreased by $14 thousand. Gains on sales of mortgage loans grew by $187 thousand or 51% due to expansion of the Mortgage Banking
Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares
Mortgage Company) and higher levels of refinance activity. Trust Division income grew by $76 thousand or 20% due to growth in accounts under management. Securities gains decreased by $41 thousand. All other sources of operating income increased by $308 thousand or 61% which reflect increased revenue from the sales of annuities and mutual funds, as well as fee income generated from consumer finance activities.
	Total other operating expenses increased by $3.724 million or 55% due to two non-recurring charges ($1.541 million), additional expenses of the consumer finance company ($1.624 million), and higher expenses of the Mortgage Banking Division ($91 thousand). Excluding the non-recurring items, the additional expenses of the new subsidiary and expansion of mortgage banking, expenses grew by $468 thousand (7%). The non-recurring items included a $700 thousand (pretax) charge for estimated costs for the company to remedy operating issues surrounding the Year 2000 issue. Mason-
Dixon elected to recognize this expense during the quarter due to the increased certainty of these expenses and the greater accuracy in the projections of the actual costs. Non-recurring items also reflected a charge of $841 thousand (pretax) related to a change in valuation method of mortgage sub-servicing rights. This method change more closely aligns the carrying value of these rights to current market rates of interest as well as recently quoted market values. All areas of other operating expenses increased with the exception of legal and professional fees. 1997's legal fees included costs for stockholder related litigation.
INCOME STATEMENT - YEAR-TO-DATE
	Net interest income increased $3.611 million (23%) due to growth in earning assets and increased interest spreads. Average year-to-date earning assets grew by $172 million (21%) while interest bearing liabilities increased $164 million (24%). The net interest margin for the first six months of 1998 was 4.17%, an increase of 3 basis points compared to the same period of 1997. Margins increased as a result of the acquisition of Rose Shanis.
	The provision for credit losses totaled $3.489 million compared to $108 thousand for the first six months of 1997. The increase was primarily attributable to the special issues discussed in the quarterly income statement discussion above.
	Total other operating income was $11.550 million, an increase of $7.835 million. Excluding the one time gain on sale of branches, the increase totaled $1.118 million (30%). Service charges decreased $23 thousand.
Trust division revenue increased $114 thousand (16%) due to increases in accounts under management. Gains on sales of mortgage loans increased $332 thousand 50% due to the expansion of the mortgage banking division of Carroll County Bank and Trust Company and increased refinance activities.
Gains on sales of securities were $357 thousand versus $308 thousand for the six months of 1997. All other sources of operating income increased
$646 thousand (69%) due to increased income from the acquired consumer finance company, as well as increased sales of mutual funds and annuities.
	Total other operating expenses increased $5.281 million. Included in the increase are non-recurring items incurred during the second quarter
($1.541 million), higher expenses due to the acquisition of the consumer finance company ($2.551 million), and increased costs of expanded mortgage banking operations ($308 thousand). Excluding these increases, other operating expenses increased $881 thousand (7%).

CAPITAL ADEQUACY
	At the end of the quarter, the Company's capital leverage ratio was 8.63%, down from 8.74% at the end of the year. Tier 1 and Total Risk-based ratios were 14.89% and 18.47% respectively compared to 14.74% and 15.64% at December 31, 1997. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total
Risk-based capital. In April of 1998, Mason-Dixon completed a $20 million offering of Trust Preferred securities. These instruments were issued to pay off a portion of the short-term borrowings of the consumer finance company. Of the $20 million issued, approximately $5 million qualified at June 30, 1998 as Tier 1 capital, and the remaining $15 million qualified as Tier 2 capital. Trust Preferred securities that qualify as Tier 1 capital are limited by regulatory definition to a maximum of one-third of total
Tier 1 capital elements.
MARKET RISK DISCLOSURES - INTEREST RATE SENSITIVITY
	At the end of the quarter, Mason-Dixon had an estimated one year positive gap of $75.0 million on a consolidated basis, which totaled about
7% of assets. The positive one year gap at the end of the last quarter was $16 million or 2% of total assets. The increase is attributable to the payoff of a variable rate line of credit used to finance consumer finance receivables which was replaced with permanent fixed rate borrowings (Trust
Preferred securities), as well as other long-term borrowing which have funded shorter term investments. This position also reflects the current low level of interest rates, with most securities with call features assumed to be called and prepayment assumptions on mortgage backed securities accelerated. An increase in interest rates would change assumptions relating to callable securities and likely slow assumed prepayments on mortgage backed securities. Management believes the overall rate sensitivity position is appropriate for current rate conditions.
	Mason-Dixon tests its interest rate sensitivity through the deployment of simulation analysis. An earnings simulation model is used to estimate what effects specific interest rate changes would have on one year of net interest income. Derivative financial instruments, such as interest rate swaps, are included in the analysis. Interest rate caps and floors on certain products are included to the extent they become effective within one year. Changes in prepayment assumptions have been included where changes in payment behavior pattern is assumed to be different to the simulation. Call features on certain securities are based on their projected call probability in view of the assumed rate environment. At June
30, 1998 Mason-Dixon's estimated earnings profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate increase in interest rates, Mason-Dixon's pretax net interest income would increase by $718 thousand (2%) if rates were to increase by 100 basis points, and decline by $1.144 million (3%) should rates fall by 100 basis points.
YEAR 2000 PREPAREDNESS
	Mason-Dixon continued its progress in preparing for the Year 2000 during the second quarter of 1998. The Year 2000 Issue is the result of computer programs and equipment which are dependent on using two digits rather than four to define any particular year. Any of Mason-Dixon's computer programs or other equipment that are date dependent may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.
	During the quarter, critical processing applications continued to be reviewed to identify potential problems in any customized computer code, test scripts were developed for processing critical software, and a formal review continued relating to credit relationships which may present risks due to customers' inability to remedy their own Year 2000 issues. Test scripts will be processed over the next quarter.
	Based on assessments made through the second quarter, Mason-Dixon has determined that it will likely be required to modify or replace portions of its software and other equipment which cannot be made Year 2000 compliant.
The expected cost of modifications and replacements is currently estimated at $700,000 and is being funded through operating cash flows. The charge to earnings for these estimated costs was recognized during the second quarter of 1998. It is expected that all critical remedies will be in place not later than March 31, 1999. The assessment of any credit risk that may be attributable to the Year 2000 Issue continued during the second quarter of 1998, and resulted in an increase in the allowance for credit losses of approximately $900,000.
	The costs of the project and projected completion dates are based on management's best estimates, which were derived using numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could materially differ from the estimates.
















                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MASON-DIXON BANCSHARES, INC.




August 13, 1998                   /s/ Thomas K. Ferguson
                                  By: Thomas K. Ferguson
                                  President/Chief Executive Officer





August 13, 1998                   /s/ Mark A. Keidel
                                  By: Mark A. Keidel
                                  Vice President/Chief Financial Officer

