Form 10-Q
period 1998-09-30
MASON DIXON BANCSHARES INC/MD
filed 1998-11-13
CIK 879558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549



                      ----------------------------



                                FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended September 30, 1998



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



The number of shares outstanding of the registrant's common stock on September 30, 1998: Common Stock, $1.00 Par Value --- 5,058,527


PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                             MASON-DIXON BANCSHARES, INC.

                                              CONSOLIDATED BALANCE SHEET

                                                                   September 30,       December 31,
(Dollars in thousands)                                                      1998               1997
--------------------------------------------------     ---------------------------------------------
ASSETS

Cash and due from banks                                        $          22,150   $         20,245
Interest bearing deposits in other banks                                     416                482
Federal funds sold                                                        10,449             17,236

Investment securities available for sale (AFS) - at fair value           364,166            249,855
Investment securities held to maturity (HTM) - at amortized cost         188,595            204,045
     (fair value $178,856 and $206,515 respectively)

Loans held for sale                                                        2,326              4,439
Loans (net of unearned income of $22 and $341)                           461,428            460,391
  Less:  Allowance for credit losses                                      (9,193)            (5,231)
                                                                        --------           --------
    Loans, net                                                           452,235            455,160

Bank premises and equipment                                               14,374             15,530
Other real estate owned                                                      400                685
Deferred tax assets                                                        5,240              6,089
Mortgage sub-servicing rights                                              2,289              3,412
Intangible assets                                                          6,825              2,956
Accrued interest receivable and other assets                              13,818             12,046
                                                                        --------           --------
    Total Assets                                               $       1,083,283   $        992,180
                                                                        ========           ========

LIABILITIES

Non-interest bearing deposits                                  $          85,271   $         89,692
Interest bearing deposits                                                527,937            561,557
                                                                        --------           --------
    Total Deposits                                                       613,208            651,249

Short-term borrowings                                                     48,860             97,203
Long-term borrowings                                                     328,637            160,889
Accrued expenses and other liabilities                                    10,850              7,390
                                                                        --------           --------
    Total Liabilities                                                  1,001,555            916,731

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value, authorized:
  10,000,000 shares, issued and outstanding;
   5,058,527 shares (1998) and 5,077,468 shares (1997)                     5,059              5,077
Surplus                                                                   35,402             35,948
Retained earnings                                                         37,769             32,275
Accumulated other comprehensive income                                     3,498              2,149
                                                                        --------           --------
    Total Stockholders' Equity                                            81,728             75,449

    Total Liabilities & Stockholders' Equity                   $       1,083,283   $        992,180
                                                                        ========           ========


Note:  The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date.

See notes to the consolidated financial statements.

                                MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED INCOME STATEMENT

                                         Three Months Endin     Nine Months Ending
                                    September 30,          September 30,
(Dollars in thousands, except per sh   1998       1997        1998       1997
---------------------------------------------- --------    ---------- --------
Interest Income:
  Interest and fees on loans       $ 11,899   $ 10,047 $    36,857   $ 28,659
  Interest on deposits in other bank    255         96         293        146
  Interest on federal funds sold        239        254       1,052        836
  Interest and dividends on investment securities:
    Taxable interest on mortgage-bac  4,117      4,676      12,608     12,993
    Other taxable interest and divid  3,009      1,447       6,929      3,294
    Tax exempt interest and dividend  1,153      1,200       3,547      3,412
                                    --------   --------    --------   --------
    Total interest income            #####      #####       #####      #####

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of     657        602       1,750      1,550
    Other deposits                    5,154      5,542      16,651     16,348
                                    --------   --------    --------   --------
      Total interest on deposits      5,811      6,144      #####      #####

Interest on short-term borrowings       784      1,602       3,142      3,345
Interest on long-term borrowings      4,783      2,164      11,334      4,783
                                    --------   --------    --------   --------
    Total interest expense           #####       9,910      #####      #####
                                    --------   --------    --------   --------
Net interest income                   9,294      7,810      #####      #####

Provision for credit losses             125        (12)      3,614         96
                                    --------   --------    --------   --------
Net interest income after provision   9,169      7,822      #####      #####
                                    --------   --------    --------   --------
Other Operating Income:
  Service charges on deposit account    469        560       1,546      1,660
  Trust Division income                 417        380       1,247      1,096
  Gain on sale of securities            148         26         505        334
  Gain on sale of mortgage loans        473        518       1,466      1,179
  Gain on sale of branches                0          0       6,717          0
  Other income                          893        470       2,469      1,400
                                    --------   --------    --------   --------
    Total other operating income      2,400      1,954      #####       5,669
                                    --------   --------    --------   --------
Other Operating Expenses:
  Salaries and employee benefits      5,597      4,146      15,851     11,730
  Net occupancy expense of bank prem    683        638       2,030      1,886
  Furniture and equipment expenses      464        313       1,435      1,238
  Legal and professional fees           256        275         827        940
  FDIC insurance expense                 17         20          59         58
  Outside data processing expense       192        273         866        835
  Amortization of mortgage sub-servi     76        104       1,123        311
  Amortization of other intangibles     172        111         471        358
  Other expenses                      1,290        837       4,491      2,486
                                    --------   --------    --------   --------
    Total other operating expenses    8,747      6,717      #####      #####
                                    --------   --------    --------   --------
Income before income taxes            2,822      3,059      #####       9,045
Income tax expense                      586        771       3,508      2,333
                                    --------   --------    --------   --------
Net Income                         $  2,236   $  2,288 $     8,084   $  6,712
                                    ========   ========    ========   ========

Per Share Data:
  Cash Dividend Paid               $   0.17   $   0.15 $      0.51   $   0.45

  Net Income (Basic)               $   0.44   $   0.45 $      1.59   $   1.29
  Net Income (Diluted)             $   0.44   $   0.45 $      1.59   $   1.29
  Average Shares Outstanding (Basic)5,074,341  5,069,413   5,077,806  5,220,441
  Average Shares Outstanding (Dilute5,078,419  5,071,327   5,082,489  5,221,284


                                        MASON-DIXON BANCSHARES, INC.


                                                                          For the Period Ended
                                                                                    September 30,
(Dollars in thousands)                                                         1998                1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $         8,084     $         6,712
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             1,202               1,190
     Amortization of mortgage sub-servicing rights                            1,123                 311
     Amortization of intangibles                                                454                 357
     Net accretion of purchase accounting adjustments                          (206)               (312)
     Provision for credit losses                                              3,614                  96
     Provision for deferred taxes                                                 0                 314
     Proceeds from sales of investment securities - Trading                      20               3,177
     Purchases of investment securities - Trading                                 0              (3,152)
     Originations of loans held for sale                                    (35,904)            (31,788)
     Proceeds from sales of loans held for sale                              39,483              33,019
     Net gain on sale of assets/liabilities                                  (8,658)             (1,514)
     Net (increase) decrease in accrued interest receivable and other        (1,330)             (1,745)
     Net increase (decrease) in accrued expenses and other liabilitie         1,213              (1,645)
     Other - net                                                               (198)                325
                                                                            -------             -------
    Net cash provided by operating activities                                 8,897               5,345
                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities - HTM                   57,429              14,455
   Purchases of investment securities - HTM                                 (41,953)            (28,784)
   Proceeds from maturities of investment securities - AFS                   58,499              18,541
   Proceeds from sales of investment securities - AFS                        62,041              55,212
   Purchases of investment securities - AFS                                (232,376)           (149,358)
   Net (increase) decrease in loans                                         (17,078)            (50,828)
   Capital expenditures                                                      (1,920)             (1,073)
   Proceeds from sale of assets/liabilities                                  10,292                   0
   Sale of branches                                                         (28,882)                  0
   Acquisitions of subsidiaries, net of cash acquired                       (14,993)                  0
                                                                            -------             -------
    Net cash used by investing activities                                  (148,941)           (141,835)
                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       49,211              27,992
   Net (decrease) increase in short-term borrowings                         (78,686)             62,939
   Proceeds from long-term borrowings                                       179,350             114,402
   Repayments of long-term borrowings                                       (11,625)            (63,493)
   Issuance of additional shares of common stock                                455                 449
   Repurchase of common stock                                                (1,019)             (5,413)
   Dividends paid                                                            (2,590)             (2,352)
                                                                            -------             -------
    Net cash provided by financing activities                               135,096             134,524
                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                         (4,948)             (1,966)
Cash and cash equivalents at beginning of year                               37,963              46,346
                                                                            -------             -------
Cash and cash equivalents at end of period                          $        33,015     $        44,380
                                                                            =======             =======


See notes to the consolidated financial statements.

                                               MASON-DIXON BANCSHARES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         FOR THE PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                       Accumulated
                                                                                                       Other
                                                       Common                          Retained        Comprehensive
(Dollars in thousands)                                 Stock           Surplus         Earnings        Income
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                          $   5,303       $  40,560       $  26,331       $     505

Net income (1st nine months 1997)                             0               0           6,712               -

Issuance of additional shares of common stock                20             429               0               -

Repurchase of shares of common stock                       (250)         (5,163)              0               -

Cash dividend @ $.45 per share                                0               0          (2,352)              -

Net unrealized losses on available-for-sale
   securities (net of tax)                                    0               0               0           1,139
                                                        -------         -------         -------         -------
Balance at September 30, 1997                             5,073          35,826          30,691           1,644

Net income (4th quarter 1997)                                 0               0           2,447               -

Issuance of additional shares of common stock                 4             122               0               -

Repurchase of shares of common stock                          0               0               0               -

Cash dividend @ $.15 per share                                0               0            (863)              -

Net unrealized gains on available-for-sale
   securities (net of tax)                                    0               0               0             505
                                                        -------         -------         -------         -------
Balance at December 31, 1997                              5,077          35,948          32,275           2,149

Net income (1st nine months 1998)                             0               0           8,084               -

Issuance of additional shares of common stock                14             441               0               -

Repurchase of shares of common stock                        (32)           (987)              0               -

Cash dividend @ $.51 per share                                0               0          (2,590)              -

Unrealized holding (losses)/gains on available-for
   sale securities arising during the period (net of ta       0               0               0           1,703

Less:  Reclassification adjustment for losses
   realized in net income                                     0               0               0            (354)
                                                        -------         -------         -------         -------
Balance at September 30, 1998                         $   5,059       $  35,402       $  37,769       $   3,498
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


Note 3.  Investment Securities
                                                     Available-for-Sale               Held-to-Maturity
                                                  September 30,   September 30,   September 30,   September 30,
(Dollars in thousands)                                  1998            1997             1998            1997
------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agency notes    $  153,918      $   37,796      $   33,297      $   45,829
     Obligations of U.S. government agencies          96,059         132,185          11,571          15,224
     Obligations of states and political subdivisio        0               0          88,904          84,752
     Collateralized mortgage obligations              84,946          55,055          47,899          61,442
     Other securities                                 23,543          15,109           6,924             248
     Unrealized gains(losses)                          5,700           2,678               0               0
                                                    --------        --------        --------        --------
          Total Investment Securities             $  364,166      $  242,823      $  188,595      $  207,495
                                                    ========        ========        ========        ========

Note 4.  Loans (Net of Unearned Income)
                                                                  September 30,   September 30,
(Dollars in thousands)                                                   1998            1997
---------------------------------------------------------------------------------------------
     Construction and Land Development                            $   38,867      $   27,925
     Residential Real Estate - Mortgages                             153,675         182,628
     Commercial Real Estate - Mortgages                              134,267         134,851
     Commercial                                                       80,877          80,220
     Consumer                                                         53,742          23,636
                                                                    --------        --------
          Total Loans                                             $  461,428      $  449,260
                                                                    ========        ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                   1998            1997
---------------------------------------------------------------------------------------------
     Balance at January 1                                         $    5,231      $    5,167
     Provision for the year                                            3,614              96
     Recoveries on loans                                                 417             343
                                                                     -------         -------
          Total                                                        9,262           5,606

     Less loans charged off                                            2,992             349
     Allowance of purchased company                                    2,923               0
                                                                     -------         -------
     Balance at September 30                                      $    9,193      $    5,257
                                                                     =======         =======

     The appropriateness of the allowance for possible credit losses is determined based on a quarterly detailed review of the loan portfolio, off-balance sheet commitments, and recent economic projections.

MASON-DIXON BANCSHARES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Note 5.	Per Share Amounts

	On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share". Statement 128 establishes standards for computing and presenting earnings per share ("EPS") that simplify the standards previously followed in Accounting Principals Board Opinion No. 15. It replaces the former presentation of primary EPS with a presentation of basic EPS and, where applicable, requires the dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is generally computed by dividing net income by the weighted average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted average number of shares outstanding during the year.


Note 6.	Comprehensive Income

	On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	MASON-DIXON BANCSHARES, INC.

FORWARD LOOKING STATEMENTS
	This section of the report may contain forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Certain statements are included which may relate to management's beliefs, expectations, anticipations and plans concerning, among other things, economic trends, interest rates, Year 2000 issues, and other matters. Such statements are subject to numerous uncertainties including the effects of monetary policies, regulatory changes, levels of inflation, unemployment, consumer confidence and the health of commercial and residential real estate values in Mason-Dixon's market area. There can be no assurance that future events will develop in accordance with any forward looking statements contained herein. SUMMARY
	Mason-Dixon Bancshares, Inc., reported net income of $2.236 million for the third quarter ended September 30, 1998, a decrease of 2% from the same period last year. Earnings per share (basic and diluted) were $.44, a 2% decrease from the third quarter 1997. The results for quarter reflect the effects of a restructuring charge for severance costs which reduced reported net income by $285 thousand. The restructuring is related to further consolidation of certain administrative and executive functions of the bank affiliates. Core operating net income (net income excluding the restructuring charge) was $2.521 million, an increase of 10% over third quarter 1997.
Diluted earnings per share on core operating net income was $.50, up 11% from $.45 for the same period of 1997.
	For the nine months ended September 30, 1998, net income totaled $8.084 million compared to $6.712 million for the nine months ended September 30, 1997 (+20%). On a per share basis, net income increased 23% to total $1.59 versus $1.29 for the same period of 1997. For the nine months ended September
30, 1998 core operating net income (net income excluding non-recurring charges and gains) operations totaled $7.419 million, up 11% from the same period in 1997, and diluted earnings per share totaled $1.46 (+13%).
	Reported results for the third quarter and the year included several significant events. On June 19, 1998 the sale of five branches on Maryland's Eastern Shore was completed and added after tax net income of $3.687 million
($.73 per share). Offsetting the gain on the sale of the branches were after tax charges to recognize the company's estimated year 2000 costs ($430 thousand or $.08 per share), a write-down of mortgage sub-servicing rights
($516 thousand or $.10 per share), the restructuring charge mentioned above
($285 thousand or $.06 per share) and increases in the provision for credit losses which was largely driven by changes in charge-off policy for the recently acquired consumer finance receivables ($1.791 million or $.35 per share).
STATEMENT OF CONDITION
	Total assets as of September 30, 1998 were $1.083 billion, up 9% from December 31, 1997 and up 10% from September 30, 1997. The percentage changes reflect the purchase of Rose Shanis Financial Services, LLC which added approximately $48 million in total assets, and the sale of five branches which reduced total assets by approximately $80 million. Both of these transactions occurred in 1998. Loans outstanding have increased $1 million since December
31, 1997 and increased $12 million (3%) since September 30, 1997. Changes in loans outstanding include to purchase of approximately $43 million in loans related to the Rose Shanis acquisition, and the sale of approximately $59 million for the sale of branches. Excluding these events, loans outstanding have increased 6% since September 30, 1997 and 4% since December 31, 1997. Investment securities increased by $99 million (22%) from year end 1997 and $102 million (23%) since September 30, 1997. Deposits have decreased $38 million (6%) from year end, and $35 million (6%) compared to September 30, 1997 due to the sale of the branches which held approximately $89 million in total deposits. Excluding the sale of the branches, deposits increased 8% from year end and September 30, 1997. Borrowing increased $120 million (46%) since year end, with borrowings associated with the acquisition of Rose Shanis adding $28 million. Since September 30, 1997, borrowings increased by $125 million, which includes the $28 million associated with the acquisition.
Higher levels of investments and borrowings are also related to sale of the branches on the Eastern Shore, replacing the loans and deposits which were sold and recapturing some of the revenue lost as a result of the sale. Stockholders' equity increased $6.2 million from year end 1997. Earnings added $8.1 million to stockholders equity, while cash dividends have reduced equity by $2.6 million. Increases in accumulated comprehensive income were $1.3 million since year end. Net shares repurchased in 1998 decreased equity by $500 thousand.
INCOME STATEMENT - THIRD  QUARTER
	Net interest income increased by $1.484 million (19%) due to normal growth in earning assets as well as the acquisition of the consumer finance company.
The net interest margin on earning assets increased 14 basis points to 4.10% for the quarter. The increased spread was primarily attributable to the acquisition of Rose Shanis, which has higher overall interest spreads. Average earning assets increased $108 million (12%) while interest bearing liabilities increased $119 million (15%).
	The provision for credit losses totaled $125 thousand for the quarter compared to credit of $12 thousand for the third quarter of 1997. The increase resulted primarily from increased chargeoffs for consumer finance receivables.
	Total other operating income increased $446 thousand. Service charge income decreased by $91 thousand, mostly due to the sale of the Eastern Shore branches which resulted in lower level of transaction accounts. Gains on sales of mortgage loans declined by $45 thousand as the loan origination levels of the Mortgage Banking Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares Mortgage Company) declined slightly. Trust Division income grew by $37 thousand or 10% due to growth in accounts under management.
Securities gains increased by $122 thousand. All other sources of operating income increased by $423 thousand or 90% which reflect increased revenue from the sales of annuities and mutual funds, as well as fee income generated from consumer finance activities.
	Total other operating expenses increased by $2.030 million or 30%. Most areas of other operating expenses increased and reflect the additional expenses associated with normal increases in overhead, the acquisition of Rose Shanis, and decreases resulting from the sale of the branches on the eastern shore. Salaries and benefits increased by $1.451 million, and includes the restructuring charge discussed above ($485 thousand before taxes) as well as additional salaries at Rose Shanis ($990 thousand). Occupancy expenses were $45 thousand higher while equipment expenses grew by $151 thousand, with due to normal increases in these expense categories and Rose Shanis adding higher expenses. Other expenses grew $453, with Rose Shanis adding $467 to expenses in this category in the third quarter.
INCOME STATEMENT - YEAR-TO-DATE
	Net interest income increased $5.095 million (22%) due to growth in earning assets and increased interest spreads. Average year-to-date earning assets grew by $149 million (18%) while interest bearing liabilities increased $142 million (19%). The net interest margin for the first nine months of 1998 was 4.10%, an increase of 14 basis points compared to the same period of 1997.
 Margins increased as a result of the acquisition of Rose Shanis.
	The provision for credit losses totaled $3.614 million compared to $96 thousand for the first nine months of 1997. The significant increase resulted from increased chargeoffs for consumer finance receivables ($2.2 million) and additional provisions ($900 thousand) recorded in recognition of potential credit risks relating to loans with Year 2000 exposure. The increase in chargeoffs was related to a change in chargeoff policy for consumer finance receivables. The former policy called for a loan to be charged off at 270 days delinquent. The policy was changed during the second quarter to chargeoff loans at 180 days delinquent. The change was made to align the policy with more conservative practices. As a result of the change, delinquency levels and coverage ratios of the consumer finance receivables improved significantly.
	Total other operating income was $13.950 million, an increase of $8.281 million. Excluding the one-time gain on sale of branches, the increase totaled $1.564 million (28%). Service charges decreased $114 thousand. Trust division revenue increased $151 thousand (14%) due to increases in accounts under management. Gains on sales of mortgage loans increased $287 thousand
(24%) due to the expansion of the mortgage banking division of Carroll County
Bank and Trust Company and increased refinance activities. Gains on sales of securities were $505 thousand versus $334 thousand for the nine months of 1997. All other sources of operating income increased $1.069 million (76%)
due to increased income from the acquired consumer finance company ($1.015 million), as well as increased sales of mutual funds and annuities.
	Total other operating expenses increased $7.311 million. Excluding non-recurring items of $2.005 million, other operating expenses increased by $5.306 million. Additional expenses of Rose Shanis totaled $4.114 million.
The non-recurring items included a $700 thousand (pretax) charge for estimated costs for the company to remedy operating issues surrounding the Year 2000 issue. Mason-Dixon elected to recognize this expense during the second quarter due to the increased certainty of these expenses and the greater accuracy in the projections of the actual costs. Non-recurring items also reflected a charge of $841 thousand (pretax) related to a change in valuation method of mortgage sub-servicing rights. This method change more closely aligns the carrying value of these rights to current market rates of interest as well as recently quoted market values. A restructuring charge discussed above was recognized in the third quarter which totaled $485 thousand.
All areas of other operating expenses increased with the exception of legal and professional fees .
CAPITAL ADEQUACY
	At the end of the quarter, the Company's capital leverage ratio was 8.79%, up slightly from 8.74% at the end of the year. Tier 1 and Total Risk-based ratios were 14.78% and 18.25% respectively compared to 14.74% and 15.64% at December 31, 1997. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital. In April of 1998, Mason-Dixon completed a $20 million offering of Trust Preferred securities. These instruments were issued to pay off a portion of the short-term borrowings of the consumer finance company. Of the $20 million issued, approximately $5 million qualified at September 30, 1998 as Tier 1 capital, and the remaining $15 million qualified as Tier 2 capital. Trust Preferred securities that qualify as Tier 1 capital are limited by regulatory definition to a maximum of one-third of total Tier 1 capital elements.
MARKET RISK DISCLOSURES - INTEREST RATE SENSITIVITY
	At the end of the quarter, Mason-Dixon had an estimated one year positive gap of $106.3 million on a consolidated basis, which totaled about 10% of assets. The positive one year gap at the end of the last quarter was $75 million or 7% of total assets. The increase is attributable to longer term fixed rate borrowings and significant increases in the prepayment assumptions on fixed rate loans and investment securities. This is due to current low level of interest rates, with most securities with call features assumed to be called and prepayment assumptions on mortgage backed securities accelerated.
An increase in interest rates would change assumptions relating to callable securities and likely slow assumed prepayments on mortgage backed securities. Management believes the overall rate sensitivity position is appropriate for current rate conditions.
	Mason-Dixon tests its interest rate sensitivity through the deployment of simulation analysis. An earnings simulation model is used to estimate what effects specific interest rate changes would have on one year of net interest income. Derivative financial instruments, such as interest rate swaps, are included in the analysis. Interest rate caps and floors on certain products are included to the extent they become effective within one year. Changes in prepayment assumptions have been included where changes in payment behavior pattern is assumed to be different to the simulation. Call features on certain securities are based on their projected call probability in view of the assumed rate environment. At September 30, 1998 Mason-Dixon's estimated earnings profile reflected a modest sensitivity to interest rate changes.
Based on an assumed 100 basis point immediate increase in interest rates, Mason-Dixon's pretax net interest income would increase by $1.945 million
(5.1%) if rates were to increase by 100 basis points, and decline by $1.208 million (3.1%) should rates fall by 100 basis points.
YEAR 2000 PREPAREDNESS
	Mason-Dixon continued its progress in preparing for the Year 2000 during the third quarter of 1998. The Year 2000 Issue is the result of computer programs and equipment which are dependent on using two digits rather than four to define any particular year. Any of Mason-Dixon's computer programs or other equipment that are date dependent may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.
	Mason-Dixon has had in place a task force which has been preparing information technology (IT) systems, as well as non-IT systems for over a year. Representatives of the task force regularly update Mason-Dixon's Senior Management and Board of Directors with progress reports which outline progress and future timetables for completion of critical phases of the project of the Year 2000 project. Mason-Dixon adopted a Year 2000 plan developed by its task force in accordance with guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC). Mason-Dixon expects that all phases of its Year 2000 plan will be completed by the deadlines established by the FFIEC.
	The initial "assessment" phase of the Year 2000 project began in 1997 and included an inventory of all systems (IT and non-IT) with potential Year 2000 risk. Critical IT systems, which include item processing, communications with the Federal Reserve ("Fedline"), and core loan and deposit processing systems were identified. Critical non-IT systems which include telephone and internal communications systems, ATM's, and payroll were also identified. Vendors who provide various systems were contacted to assess their year 2000 readiness. Mason-Dixon has completed its review of customized computer code included in the data processing system provided by its primary supplier of data processing services. The assessment phase is complete, although it is updated periodically as necessary.
	During the most recent quarter, the project progressed with the renovation and/or replacement of systems to achieve Year 2000 readiness and the testing of all critical and non-critical systems.
	Test scripts were completed for testing critical software during the most recent quarter. Mason-Dixon has completed testing of a significant number of systems as of October 31, 1998. Mason-Dixon expects to complete testing all critical applications by March 31, 1999. Mason-Dixon expects to complete testing all systems (critical and non-critical) by September 30, 1999. From vendor responses and/or certifications of Year 2000 compliance, Mason-Dixon has determined that several critical IT and non-IT systems will have to be modified to achieve Year 2000 readiness or replaced with Year 2000 compliant systems. Mason-Dixon does not perform in-house programming, and thus is dependent on external vendors to modify customized software code. Mason-
Dixon's primary supplier of data processing services had adopted a Year 2000 plan and timetable and has provided written assurances to Mason-Dixon of its progress and intention to achieve Year 2000 readiness of both its standard system and customized computer code by April 1, 1999. Mason-Dixon expects that non-compliant systems will be replaced or renovated prior to January 1, 2000.
	The contingency planning phase of Mason-Dixon's Year 2000 project began during the third quarter of this year and is expected to be completed by the end of January 1999. This process will require the establishment of plans to prepare for the most reasonable likely worst case Year 2000 scenarios. While not certain, contingency plans will likely range from the selection of alternative vendors with capacity to convert non Year 2000-compliant systems to compliant systems prior to the end of 1999, to manual procedures to process critical systems where transactions or volumes are limited.
	The expected cost of modifications and replacements to non-compliant systems is currently estimated to be between $700,000 and $1,000,000 and is being funded through operating cash flows. To date, direct expenses related to the Year 2000 issue have been less than $100,000 and does not include any internal personnel costs. In the second quarter, Mason-Dixon recorded a charge to earnings of $700,000 for these estimated costs.
	During the second quarter of 1998, Mason-Dixon completed a review of the Year 2000 readiness of all significant borrowers. Mason-Dixon has determined that the ability of some of Mason-Dixon's customers to repay their obligations to Mason-Dixon may be impaired by their ability to remedy their own Year 2000 issues. Mason-Dixon does not anticipate that such impairment will be significant enough to materially impact the financial position of Mason-Dixon.
 Mason-Dixon's monitoring of credit risk attributable to the Year 2000 issue continued during the third quarter of 1998, and resulted in a year-to-date increase in the allowance for credit losses of approximately $900,000.
	Mason-Dixon has distributed surveys to determine the Year 2000 readiness of significant funds providers to Mason-Dixon. Responses have been received from a significant number of these providers, however, since Mason-Dixon's assessment process is not yet complete, the potential for unplanned reductions in the availability of funds from significant funding sources that have not taken appropriate steps to manage their own Year 2000 problems exists. Most of the significant funds providers are banks or bankers banks which are subject to regulatory oversight relating to the Year 2000 issue. Follow-up and assessment of the Year 2000 readiness of significant funds providers will continue until determination of Year 2000 readiness is made. Contingency plans will be developed to provide alternative funding sources should funds providers fail to provide adequate assurance of Year 2000 readiness.
	Management of Mason-Dixon believes that the potential effects on Mason-Dixon's internal operations of the Year 2000 problem can and will be addressed prior to the year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the year 2000, the Year 2000 problem could disrupt normal business operations. The most reasonable likely worst case Year 2000 scenarios foreseeable at this time would include Mason-Dixon temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of Mason-Dixon to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have material adverse effects on Mason-Dixon.
	Ultimately, the success of Mason-Dixon's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that Mason-Dixon undertakes, but also on the efforts undertaken by businesses, government entities, and other independent entities who provide data to, or receive data from, Mason-Dixon, such as borrowers, vendors or deposit customers. In particular, Mason-Dixon's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Year 2000 issue on borrowers could result in increases in problem loans and credit losses in future years.
	The entire cost of the project and projected completion dates are based on management's best estimates, which were derived using numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could materially differ from the estimates. Factors that might affect the timely and efficient completion of Mason-Dixon's Year 2000 projects include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on Mason-Dixon's ability to test its systems, the availability and the cost of personnel trained in the Year
2000 area, and the ability to identify and correct all relevant computer programs and similar uncertainties.

	 Bank regulatory agencies have recently issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution to take appropriate action to address deficiencies in the Year
2000 project management process may result in enforcement actions which could have a material adverse effect on Mason-Dixon, result in civil money penalties or result in the delay of applications seeking to acquire other entities or otherwise expand activities.
ITEM 6b.  REPORTS ON FORM 8-K
	On October 16, 1998, Mason-Dixon filed on Form 8-K its planned acquisition of Sterling Bancorp. This event was reported under Item 2 on Form 8-K.




                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MASON-DIXON BANCSHARES, INC.




November 13, 1998                 /s/ Thomas K. Ferguson
                                  By: Thomas K. Ferguson
                                  President/Chief Executive Officer





November 13, 1998                 /s/ Mark A. Keidel
                                  By: Mark A. Keidel
                                  Vice President/Chief Financial Officer