Form 10-Q/A
period 1998-09-30
MASON DIXON BANCSHARES INC/MD
filed 1998-11-23
CIK 879558

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

                                                   MASON-DIXON BANCSHARES, INC.

                                                   CONSOLIDATED INCOME STATEMENT

                                                             Three Months Endi     Nine Months Ending
                                                        September 30,         September 30,
(Dollars in thousands, except per share data)               1998       1997       1998       1997
--------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                           $  11,899  $  10,047 $   36,857  $  28,659
  Interest on deposits in other banks                        255         96        293        146
  Interest on federal funds sold                             239        254      1,052        836
  Interest and dividends on investment securities:
    Taxable interest on mortgage-backed securities         4,117      4,676     12,608     12,993
    Other taxable interest and dividends                   3,009      1,447      6,929      3,294
    Tax exempt interest and dividends                      1,153      1,200      3,547      3,412
                                                        --------   --------   --------   --------
    Total interest income                                 20,672     17,720     61,286     49,340

Interest Expense:
  Interest on deposits:
    Time certificates of deposit of $100,000 or more         657        602      1,750      1,550
    Other deposits                                         5,154      5,542     16,651     16,348
                                                        --------   --------   --------   --------
      Total interest on deposits                           5,811      6,144     18,401     17,898

Interest on short-term borrowings                            784      1,602      3,142      3,345
Interest on long-term borrowings                           4,783      2,164     11,334      4,783
                                                        --------   --------   --------   --------
    Total interest expense                                11,378      9,910     32,877     26,026
                                                        --------   --------   --------   --------
Net interest income                                        9,294      7,810     28,409     23,314

Provision for credit losses                                  125        (12)     3,614         96
                                                        --------   --------   --------   --------
Net interest income after provision for credit losses      9,169      7,822     24,795     23,218
                                                        --------   --------   --------   --------
Other Operating Income:
  Service charges on deposit accounts                        469        560      1,546      1,660
  Trust Division income                                      417        380      1,247      1,096
  Gain on sale of securities                                 148         26        505        334
  Gain on sale of mortgage loans                             473        518      1,466      1,179
  Gain on sale of branches                                     0          0      6,717          0
  Other income                                               893        470      2,469      1,400
                                                        --------   --------   --------   --------
    Total other operating income                           2,400      1,954     13,950      5,669
                                                        --------   --------   --------   --------
Other Operating Expenses:
  Salaries and employee benefits                           5,597      4,146     15,851     11,730
  Net occupancy expense of bank premises                     683        638      2,030      1,886
  Furniture and equipment expenses                           464        313      1,435      1,238
  Legal and professional fees                                256        275        827        940
  FDIC insurance expense                                      17         20         59         58
  Outside data processing expense                            192        273        866        835
  Amortization of mortgage sub-servicing rights               76        104      1,123        311
  Amortization of other intangibles assets                   172        111        471        358
  Other expenses                                           1,290        837      4,491      2,486
                                                        --------   --------   --------   --------
    Total other operating expenses                         8,747      6,717     27,153     19,842
                                                        --------   --------   --------   --------
Income before income taxes                                 2,822      3,059     11,592      9,045
Income tax expense                                           586        771      3,508      2,333
                                                        --------   --------   --------   --------
Net Income                                             $   2,236  $   2,288 $    8,084  $   6,712
                                                        ========   ========   ========   ========

Per Share Data:
  Cash Dividend Paid                                   $    0.17  $    0.15 $     0.51  $    0.45

  Net Income (Basic)                                   $    0.44  $    0.45 $     1.59  $    1.29
  Net Income (Diluted)                                 $    0.44  $    0.45 $     1.59  $    1.29
  Average Shares Outstanding (Basic)                    5,074,341  5,069,413  5,077,806  5,220,441
  Average Shares Outstanding (Diluted)                  5,078,419  5,071,327  5,082,489  5,221,284


                                        MASON-DIXON BANCSHARES, INC.


                                                                          For the Period Ended
                                                                                    September 30,
(Dollars in thousands)                                                         1998                1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $         8,084     $         6,712
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             1,202               1,190
     Amortization of mortgage sub-servicing rights                            1,123                 311
     Amortization of intangibles                                                454                 357
     Net accretion of purchase accounting adjustments                          (206)               (312)
     Provision for credit losses                                              3,614                  96
     Provision for deferred taxes                                                 0                 314
     Proceeds from sales of investment securities - Trading                      20               3,177
     Purchases of investment securities - Trading                                 0              (3,152)
     Originations of loans held for sale                                    (35,904)            (31,788)
     Proceeds from sales of loans held for sale                              39,483              33,019
     Net gain on sale of assets/liabilities                                  (8,658)             (1,514)
     Net (increase) decrease in accrued interest receivable and other        (1,330)             (1,745)
     Net increase (decrease) in accrued expenses and other liabilitie         1,213              (1,645)
     Other - net                                                               (198)                325
                                                                            -------             -------
    Net cash provided by operating activities                                 8,897               5,345
                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities - HTM                   57,429              14,455
   Purchases of investment securities - HTM                                 (41,953)            (28,784)
   Proceeds from maturities of investment securities - AFS                   58,499              18,541
   Proceeds from sales of investment securities - AFS                        62,041              55,212
   Purchases of investment securities - AFS                                (232,376)           (149,358)
   Net (increase) decrease in loans                                         (17,078)            (50,828)
   Capital expenditures                                                      (1,920)             (1,073)
   Proceeds from sale of assets/liabilities                                  10,292                   0
   Sale of branches                                                         (28,882)                  0
   Acquisitions of subsidiaries, net of cash acquired                       (14,993)                  0
                                                                            -------             -------
    Net cash used by investing activities                                  (148,941)           (141,835)
                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       49,211              27,992
   Net (decrease) increase in short-term borrowings                         (78,686)             62,939
   Proceeds from long-term borrowings                                       179,350             114,402
   Repayments of long-term borrowings                                       (11,625)            (63,493)
   Issuance of additional shares of common stock                                455                 449
   Repurchase of common stock                                                (1,019)             (5,413)
   Dividends paid                                                            (2,590)             (2,352)
                                                                            -------             -------
    Net cash provided by financing activities                               135,096             134,524
                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                         (4,948)             (1,966)
Cash and cash equivalents at beginning of year                               37,963              46,346
                                                                            -------             -------
Cash and cash equivalents at end of period                          $        33,015     $        44,380
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


Note 3.  Investment Securities
                                                     Available-for-Sale               Held-to-Maturity
                                                  September 30,   September 30,   September 30,   September 30,
(Dollars in thousands)                                  1998            1997             1998            1997
------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agency notes    $  153,918      $   45,829      $   33,297      $   37,796
     Obligations of U.S. government agencies          96,059          15,224          11,571         132,185
     Obligations of states and political subdivisio        0          84,752          88,904               0
     Collateralized mortgage obligations              84,946          61,442          47,899          55,055
     Other securities                                 23,543             248           6,924          15,109
     Unrealized gains(losses)                          5,700               0               0           2,678
                                                    --------        --------        --------        --------
          Total Investment Securities             $  364,166      $  207,495      $  188,595      $  242,823
                                                    ========        ========        ========        ========

Note 4.  Loans (Net of Unearned Income)
                                                                  September 30,   September 30,
(Dollars in thousands)                                                   1998            1997
---------------------------------------------------------------------------------------------
     Construction and Land Development                            $   38,867      $   27,925
     Residential Real Estate - Mortgages                             153,675         182,628
     Commercial Real Estate - Mortgages                              134,267         134,851
     Commercial                                                       80,877          80,220
     Consumer                                                         53,742          23,636
                                                                    --------        --------
          Total Loans                                             $  461,428      $  449,260
                                                                    ========        ========

Note 4.  Allowance for Credit Losses
(Dollars in thousands)                                                   1998            1997
---------------------------------------------------------------------------------------------
     Balance at January 1                                         $    5,231      $    5,167
     Provision for the year                                            3,614              96
     Recoveries on loans                                                 417             343
                                                                     -------         -------
          Total                                                        9,262           5,606

     Less loans charged off                                            2,992             349
     Allowance of purchased company                                    2,923               0
                                                                     -------         -------
     Balance at September 30                                      $    9,193      $    5,257
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








12






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