Form 10-K
period 1998-12-31
MASON DIXON BANCSHARES INC/MD
filed 1999-03-31
CIK 879558

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998. Commission file number: 0-20516

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   _X_                 No   __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

                                     |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 was $222,126,935.

As of March 1, 1999 Mason-Dixon Bancshares, Inc. had 5,075,721 shares of common stock outstanding with a par value of $1.00.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Mason-Dixon Bancshares, Inc. Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV.

Table of Contents:                                                        Page
------------------                                                        ----

Part I - Business                                                          3-8
Distribution of Assets, Liabilities and Stockholders' Equity                9
Interest Rates and Interest Differential                                   10
Investment Portfolio                                                       11
Loan Portfolio                                                             12
Non-Performing Loans                                                       13
Summary of Loss Experience                                                 13
Allocation of Allowance for Credit Losses                                  14
Rate Sensitivity Analysis                                                  15
Deposits                                                                   16
Short-Term Borrowings                                                      17
Return on Equity and Assets                                                18
Properties                                                                19-21
Legal Proceedings                                                          22
Submission of Matters to Vote of Securities Holders                        22
Executive Officers                                                         22
Part II                                                                    23
Part III -Directors and Executive Officers                                24-25
Executive Compensation                                                    26-32
Security Ownership of Certain Beneficial Owners and Management            33-35
Certain Relationships and Related Transactions                             35
Part IV and Index of Exhibits                                             36-37
Signatures                                                                 38

Part I
Item 1.  Business
                                     General

     Mason-Dixon Bancshares, Inc. ("Mason-Dixon") is a registered bank holding company which was incorporated in 1991 in the State of Maryland. Mason-Dixon is a legal entity, separate and distinct from its principal operating subsidiaries, Carroll County Bank and Trust Company ("Carroll County Bank"), Bank of Maryland, Rose Shanis Financial Services, LLC ("Rose Shanis") and Bay Insurance, LLC. Mason-Dixon's major activity since its inception has been to provide advisory services and coordinate the general policies of its subsidiaries.

     Rose Shanis and Bay Insurance, LLC were acquired in February 1998 in an all cash acquisition for $15.4 million. The acquisition was accounted for using the purchase method of accounting; therefore, the results of operations were included in the consolidated statement of income from the date of the acquisition. Assets and liabilities of Rose Shanis and Bay Insurance, LLC were adjusted to market value as of the date of acquisition and included in the consolidated balance sheet subsequent to the acquisition.

                      Carroll County Bank and Trust Company

     The parent company's principal subsidiary is Carroll County Bank, which accounts for approximately 70% of Mason-Dixon's consolidated assets at December 31, 1998. Carroll County Bank, a Maryland state-chartered bank since 1962, is a commercial bank and trust company with eleven (11) offices in Carroll County, Maryland, and one banking office in Howard County, Maryland.

     Carroll County Bank operates two wholly-owned subsidiaries; Carrollco Insurance, Inc. and Skylight Investment Corporation. Carrollco Insurance, Inc., headquartered in Manchester, Maryland, is an insurance agency primarily engaged in the sale of annuities. At December 31, 1998, Carrollco Insurance, Inc. had total assets of $255 thousand. Skylight Investment Corporation, headquartered in Wilmington, Delaware, is an investment company whose sole activity is to manage and maintain the passive investments of its parent. Skylight Investment Corporation had total assets of $107 million at December 31, 1998.

     At December 31, 1998, Carroll County Bank employed 323 individuals. Full-time equivalent employees were 296 as of year end.

                                Bank of Maryland

     Bank of Maryland, acquired in 1995, accounts for approximately 26% of Mason-Dixon's consolidated assets at December 31, 1998. Bank of Maryland was chartered as a Maryland state bank in 1990. It is a commercial bank with nine
(9) offices located throughout central Maryland. In June 1998, Bank of Maryland sold five of its branches located on Maryland's Eastern Shore as part of a strategy to concentrate on deeper penetration into its core market, Central Maryland. The sale of the branches included $87 million of deposits and $58 million in loans. To further the strategy of Central Maryland market penetration, Bank of Maryland opened two branches in the fourth quarter of 1998 in Baltimore City and Reisterstown (Baltimore County). Additionally, through the acquisition of Sterling Bank and Trust Co. (see recent developments), branches in Timonium (Baltimore County) and Annapolis (Anne Arundel County) were added.

     At December 31, 1998, Bank of Maryland employed 87 individuals. Full-time equivalent employees were 86 as of year end.

                          Rose Shanis and Bay Insurance

     The business conducted by Rose Shanis was established 66 years ago in Baltimore by Rose Shanis Glick; the business was family owned and managed until acquired by Mason-Dixon. Rose Shanis established a reputation as a successful and dependable personal lender servicing second and even third generations of borrowers. Rose Shanis' business is conducted through twelve (12) branches located in the greater Baltimore area and in Annapolis, Bel Air, and Easton, Maryland. Bay Insurance, LLC is engaged in the business of selling insurance products that are directly related to extensions of credit by Rose Shanis.

     The acquisition of the Rose Shanis business furthered Mason-Dixon's strategy to expand its business by acquiring banks and other financial service providers in its market area and to provide a range of financial services offering the opportunity for larger net interest margins and a broader customer base.

     Rose Shanis and Bay Insurance, LLC comprise approximately 4% of Mason-Dixon's consolidated total assets at December 31, 1998, and employed 87 employees, 84 on a full-time equivalent basis.

                                Services Offered

     Through its bank subsidiaries, Mason-Dixon engages in commercial and consumer lending, depository business, and trust business, including the receiving of demand and time deposits and the making of loans to individuals, associations, partnerships, and corporations. Real estate financing comprises residential first and second mortgages, construction and land development, home equity lines of credit, and commercial mortgages. Consumer lending is direct to individuals on both a secured and unsecured basis. Commercial loans include lines of credit and term and demand loans for the purchase of equipment, inventory, and accounts receivable financing.

     Mason-Dixon offers traditional demand deposit accounts for individuals, associations, partnerships, governments, and corporations. Also offered are NOW, savings, and money market accounts, as well as certificates of deposit and Individual Retirement Accounts. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     Carroll County Bank provides 24-hour access to customer information through its XpressLine automated voice response system, and both bank subsidiaries currently operate 24-hour automated teller machines. Safe deposit facilities are available at most locations, as are after hour depository services. Customers may also obtain travelers checks, money orders, and cashier's and treasurer's checks at all locations. Additionally, bank subsidiaries provide a full range of trust services to individuals, corporations, and non-profit organizations under the name of Mason-Dixon Trust Company, which is a division of Carroll County Bank. Services to individuals include investment management, living and testamentary trusts, estate management, and custody of securities. Corporate financial services and employee benefit plans are provided to businesses. Services provided to non-profit organizations include management of endowment trusts. Bank subsidiaries also originate and service real estate mortgage and construction loans as a principal and as an agent under the name of Mason-Dixon Bancshares Mortgage Company (also a division of Carroll County Bank).

     The bank subsidiaries are not dependent upon a single customer or small group of customers, the loss of which would have a material adverse effect on Mason-Dixon. Carroll County Bank and Bank of Maryland are not dependent on a single product or small number of products, and do not experience any significant fluctuations in loan or deposit activity which are seasonal in nature.

     Rose Shanis offers consumer loans, sales finance, second mortgage loans, and various related products through two main lines of business: the purchase of credit sales contracts, and lending cash to consumers directly through its branches. The credit sale contracts represent financed sales of a range of products including health club memberships, household furniture and appliances, used automobiles and boats. These contracts are purchased through a wide variety of consumer dealers, both national and local, with which Rose Shanis has relationships. Sales from furniture and automobile dealers are the primary sources of the Rose Shanis installment sales portfolio. Credit sale contracts have a maximum term of 60 months, and in some cases, a dealer reserve is held to cover potentially doubtful accounts. The contracts either include pre-computed finance charges or are interest-bearing.

     Rose Shanis and Bay Insurance, LLC also offer credit related insurance products. Bay Insurance, LLC sells single and joint credit life insurance, single accident and health insurance, involuntary unemployment insurance, and Vendors Single Interest Automobile insurance. Each Rose Shanis branch has at least one licensed employee to sell insurance products.

     Rose Shanis and Bay Insurance, LLC are not dependent upon a single customer or small group of customers, the loss of which would have a material adverse effect on Mason-Dixon. Rose Shanis and Bay Insurance are not dependent on a single product or small number of products, and do not experience any significant fluctuations in loan or deposit activity which are seasonal in nature.

                      Competition and Other Market Factors

     The banking and financial service businesses are intensely competitive. Mason-Dixon competes with other commercial banks, savings banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, mortgage companies, and brokerage and investment banking firms located in Maryland and elsewhere.

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

     Bank of Maryland's primary market is central Maryland, where it mainly serves the needs of small and medium sized businesses and professional organizations. Its predominant competitors are large regional banks, which are able to finance extensive advertising campaigns, make large commercial loans, and allocate their assets among investments of the highest yield in geographic areas with the greatest demand. Many of these major commercial banks offer services which are not directly offered by Bank of Maryland. In order to compete with the other financial institutions in its primary service areas, Bank of Maryland relies upon personal contacts by officers, directors, Boards of Advisors, and employees, as well as extended hours and highly personalized services. Bank of Maryland's promotional activities emphasize the advantages of dealing with a locally headquartered bank attuned to the particular needs of the community.

     The consumer finance business is also highly competitive. Rose Shanis competes with many larger national finance companies, many of which have greater resources. The profitability of Rose Shanis depends on its continued ability to maintain its personalized business and quality service in its local market areas, and to preserve its relationships with the third party dealer network that indirectly sources prospective Rose Shanis borrowers.

     Consumer finance companies differ from banks in several respects. Due to the nature of lending to individuals with limited or impaired credit histories, delinquencies and write-off levels are generally higher than those experienced in the banking industry. In addition, consumer finance companies typically place a lesser reliance on collateral as a repayment source. To mitigate these characteristics, rates charged on loans by consumer finance companies are typically higher than rates charged by banks, which results in higher interest income to compensate for increased risk.

                           Supervision and Regulation

     Bank holding companies and their subsidiaries operate in a highly regulated environment and are subject to the supervision and examination by several federal and state regulatory agencies. Mason-Dixon, as a bank holding company, is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In general, the BHCA and regulations promulgated by the Federal Reserve Board limit the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares in any company, including any bank, without the prior approval of the Federal Reserve Board.

     Mason-Dixon's two-bank subsidiaries are Maryland state-chartered banks regulated by the Division of Financial Regulation and the Federal Deposit Insurance Corporation (the "FDIC"). Various consumer laws and regulations also affect the operations of the subsidiaries. The banks are also members of the Federal Home Loan Bank of Atlanta ("FHLB") and are subject to regulation thereby.

     Consumer finance companies and insurance agencies operate in a highly regulated environment and are subject to supervision and examination by several federal and state agencies. Rose Shanis is subject to regulation by the Maryland Commissioner of Financial Regulation and Bay Insurance, LLC is subject to and supervision by the Maryland Insurance Administration. Federal and state laws and regulations govern matters ranging from permissible lending activities, reserves, permissible types, amounts and terms of loans, the maximum rate of interest that may be charged, and comprehensive disclosure obligations. These and other restrictions limit the manner in which the consumer finance subsidiaries conduct their business.

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

     The following table sets forth the capital ratios of Mason-Dixon and its bank subsidiaries as of December 31, 1998:

                                                               Carroll County      Bank of          Regulatory
                                            Mason-Dixon        Bank & Trust        Maryland           Minimum
                                            -----------        --------------      --------         ----------
Tier 1 risk-based capital ratio               14.99%               12.04%            11.44%            4.00%

Total risk-based capital ratio                18.30%               12.75%            12.69%            8.00%

Leverage ratio                                 8.87%                6.39%             7.84%            3.00%

     Based upon the foregoing capital ratios, Mason-Dixon and its bank subsidiaries are considered "well capitalized" within the meaning of the regulations adopted by the Federal Reserve Board and the FDIC.

          Federal Deposit Insurance Corporation Improvement Act of 1991

     In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators;
(iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; and
(v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital.

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite regulatory rating of 1).

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

                               Recent Developments

     On January 5, 1999, Mason-Dixon acquired Sterling Bancorp, a privately held bank holding company headquartered in Baltimore, Maryland. Sterling Bank & Trust Co. ("Sterling"), Sterling Bancorp's principal subsidiary was merged into Bank of Maryland on February 12, 1999. The acquisition added banking branches in Timonium (Baltimore County) and Annapolis (Anne Arundel County). Two existing branches of Sterling, Baltimore City and Pikesville, were closed as existing branches of Bank of Maryland were nearby to service Sterlings customers. At the date of acquisition, Sterling Bancorp had total assets of approximately $74 million and deposits of $67 million. Mason-Dixon paid $10.294 million in cash for Sterling Bancorp. The acquisition was accounted for using the purchase method of accounting.

     On January 27, 1999, Mason-Dixon entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T") of Winston-Salem, North Carolina. The agreement allows for the acquisition of Mason-Dixon by BB&T. The terms of the agreement call for stockholders of Mason-Dixon to receive 1.3 shares of BB&T common stock for each common share of Mason-Dixon. The acquisition will be structured as a tax-free exchange and accounted for as a pooling-of-interests. The transaction is subject to various regulatory approvals and approval by Mason-Dixon stockholders. In conjunction with the agreement, Mason-Dixon entered into a Stock Option Agreement which grants BB&T the option to purchase up to 1,006,868 common shares of Mason-Dixon at a price per share of $40.00. Under the conditions of the Agreement and Plan of Reorganization, Mason-Dixon is not permitted to issue any new shares of common stock other than those shares which can be exercised under option agreements and conversion of any unexchanged shares relating to the Bank of Maryland acquisition shares without prior written consent of BB&T. Additionally, Mason-Dixon may not issue any new debt, enter into any long-term contracts, or operate outside its normal course of business without written consent from BB&T.

Distribution of Assets, Liabilities, and Stockholders' Equity

     The following table sets forth the amounts of Mason-Dixon's daily average assets, liabilities, and stockholders' equity for the period indicated, the amounts of interest earned and the interest paid thereon, the average interest rate earned for each type of earning asset and the average rate paid for each type of interest bearing liability. Interest earned on non-accruing loans is included in the interest earned only when collected. The average balances on non-accruing loans are included in the average balances on loans. Interest income is presented on a tax equivalent basis using the statutory Federal and state income tax rates. A significant portion of securities are exempt for state income tax purposes and are presented on a tax equivalent basis.

(dollars in thousands)                                   1998                                            1997
-------------------------------------------------------------------------------------------------------------------------------
                                        Average                            Yield/       Average                          Yield/
                                        Balance         Interest            Rate        Balance         Interest          Rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
    Loans                           $   482,300      $    48,812           10.12%    $   432,581     $    39,175          9.06%
    Interest bearing
       deposits in banks                  6,228              368            5.91%            634              23          3.63%
    Federal funds sold                   21,821            1,185            5.43%         19,725           1,110          5.63%
    Investments:
      Mortgage-backed securities(1)     251,388           16,936            6.74%        249,611          17,579          7.04%
      U.S. Government(2)                135,173            8,934            6.61%         69,053           4,543          6.58%
      Other securities(3)                27,813            2,044            7.35%         11,202             913          8.15%
      State and municipal(4)             84,603            7,017            8.29%         81,902           6,833          8.34%
                                    ------------------------------------------------------------------------------------------
    Total earning assets              1,009,326           85,296            8.45%        864,708          70,176          8.12%
                                                     -----------                                     -----------
Non-interest earning assets
     Cash and due from banks             18,803                                           20,294
     Premises and equipment              15,171                                           15,427
     Other assets                        28,297                                           24,688
     Allowance for credit losses         (8,550)                                          (5,320)
                                    -----------                                      -----------
Total assets                        $ 1,063,047                                      $   919,797
                                    ===========                                      ===========
Interest bearing liabilities
    Demand deposits                 $    58,315            1,166            2.00%    $    58,169           1,336          2.30%
    Savings deposits                    174,830            5,158            2.95%        184,972           5,964          3.22%
    Time deposits                       317,714           17,841            5.62%        302,205          16,898          5.59%
    Borrowings                          332,649           20,026            6.02%        204,608          11,977          5.85%
                                    ------------------------------------------------------------------------------------------
    Total interest bearing
       liabilities                      883,508           44,191            5.00%        749,954          36,175          4.82%
                                                     -----------                                     -----------

Non-interest bearing liabilities
     Demand deposits                     90,666                                           89,488
     Other                               10,621                                            7,858
Stockholders' equity                     78,252                                           72,497
                                    -----------                                      -----------
Total liabilities and
     stockholders' equity           $ 1,063,047                                      $   919,797
                                    ===========                                      ===========

Net interest spread                                  $    41,105            3.45%                    $    34,001          3.30%
                                                     ===========                                     ===========
Net interest margin                                                         4.07                                          3.93


(dollars in thousands)                                        1996
-----------------------------------------------------------------------------------
                                             Average                         Yield/
                                             Balance         Interest        Rate
-----------------------------------------------------------------------------------
Earning assets
    Loans                                   $ 365,778       $  34,122         9.33%
    Interest bearing
         deposits in banks                        210              16         7.62%
    Federal funds sold                         21,826           1,176         5.39%
    Investments:
      Mortgage-backed securities (1)          221,624          15,315         6.91%
      U.S. Government(2)                       61,575           4,128         6.70%
      Other securities(3)                       4,929             357         7.24%
      State and municipal(4)                   72,394           6,029         8.33%
                                            --------------------------------------
    Total earning assets                      748,336          61,143         8.17%
                                                            ---------
Non-interest earning assets
     Cash and due from banks                   19,701
     Premises and equipment                    15,552
     Other assets                              26,313
     Allowance for credit losses               (4,827)
                                            ---------
Total assets                                $ 805,075
                                            =========
Interest bearing liabilities
    Demand deposits                         $  58,676           1,514         2.58%
    Savings deposits                          182,857           5,628         3.08%
    Time deposits                             286,557          15,860         5.53%
    Borrowings                                115,919           6,242         5.38%
                                            --------------------------------------
    Total interest bearing
       liabilities                            644,009          29,244         4.54%
                                                            ---------
Non-interest bearing liabilities
     Demand deposits                           83,825
     Other                                      8,471
Stockholders' equity                           68,770
                                            ---------
Total liabilities and
     stockholders' equity                   $ 805,075
                                            =========

Net interest spread                                         $  31,899         3.63%
                                                            =========
Net interest margin                                                           4.26%

----------
(1) Interest income includes tax equivalent adjustments of $194,000 for 1998, $164,000 for 1997, and $165,000 for 1996.

(2) Interest income includes tax equivalent adjustments of $589,000 for 1998, $190,000 for 1997, and $132,000 for 1996.

(3) Interest income includes tax equivalent adjustments of $62,000 for 1998, $61,000 for 1997, and $0 for 1996.

(4) Interest income includes tax equivalent adjustments of $2,385,000 for 1998, $2,326,000 for 1997, and $2,050,000 for 1996.

Interest Rates and Interest Differential

     The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

(dollars in thousands)                         1998 compared to 1997                   1997 compared to 1996
-----------------------------------------------------------------------------------------------------------------
                                               Increase                                Increase
                                              (decrease)                              (decrease)
                                                due to                                  due to
                                        ----------------------------------     ----------------------------------
                                         Volume         Rate        Total       Volume        Rate         Total
-----------------------------------------------------------------------------------------------------------------
Interest income
    Loans                               $  4,503     $  5,134     $  9,637     $  6,232     $ (1,179)    $  5,053
    Investments:
       Mortgage-backed securities(1)         125         (768)        (643)       1,934          330        2,264
       U.S. Government                     4,350           41        4,391          501          (86)         415
       Other securities                    1,354         (223)       1,131          454          102          556
       State and municipal                   226          (42)         184          792           12          804
    Other earning assets                     321           99          420          (81)          22          (59)
                                        ----------------------------------     ----------------------------------
Total interest income                     10,879        4,241       15,120        9,832         (799)       9,033

Interest expense
    Interest bearing demand deposits           3         (173)        (170)         (13)        (165)        (178)
    Savings deposits                        (327)        (479)        (806)          65          271          336
    Time deposits                            867           76          943          866          172        1,038
    Borrowings                             7,495          554        8,049        4,776          959        5,735
                                        ----------------------------------     ----------------------------------
Total interest expense                     8,038          (22)       8,016        5,694        1,237        6,931
                                        ----------------------------------     ----------------------------------
Net interest income                     $  2,841     $  4,263     $  7,104     $  4,138     $ (2,036)    $  2,102
                                        ==================================     ==================================

Investment Portfolio

The following table sets forth the composition of investment securities at the dates indicated:

                                                                                  December 31
                                                        1998                         1997                     1996
                                                 --------------------      ----------------------     ---------------------
                                                 Available   Held To       Available    Held To       Available   Held To
(dollars in thousands)                           For Sale   Maturity        For Sale   Maturity        For Sale  Maturity
                                                 --------------------      ----------------------     ---------------------
U.S. Treasury and other U.S. Government
   agencies and corporations                     $139,693    $ 26,292       $ 50,318     $ 40,447       $  9,563   $ 45,068
Mortgage-backed securities                        221,615      52,269        186,947       77,793        150,829     70,106
State and political subdivisions                       --      99,885             --       84,490             --     78,070
Other debt securities                                  --       6,920             --           --             --         --
Common and preferred stocks                        20,204          --         12,590        1,315          4,895         --
                                                 --------    --------       --------     --------       --------   --------
   Total Investment Securities                   $381,512    $185,366       $249,855     $204,045       $165,287   $193,244
                                                 ========    ========       ========     ========       ========   ========


There were no state, county, or municipal securities whose book value, as to any issuer, exceeded 10% of stockholders' equity at December 31, 1998, 1997, or 1996.

The following schedule sets forth the maturities of investment securities at December 31, 1998 and the weighted average yields of such securities. Yields of tax-exempt securities have been computed on a tax equivalent basis using statutory Federal and state income tax rates. Available for sale securities yields are based on fair value; held to maturity yields are based on amortized cost. Mortgage-backed securities are grouped by final maturity.


(dollars in thousands)                                Maturity Distribution - Available For Sale Portfolio
                               -----------------------------------------------------------------------------------------------------
                                     Within                After One But             After Five But                   After
                                    One Year             Within Five Years          Within Ten Years                Ten Years
                               ---------------------   ---------------------   ------------------------     ------------------------
                                 Amount       Yield      Amount        Yield      Amount         Yield        Amount         Yield
                               ---------------------   ---------------------   ------------------------     ------------------------
U.S. Treasury and other
   U.S. Government agencies    $  5,315       5.58%    $ 24,039         6.12%    $110,339         6.83%     $    --            --
State and political
  subdivisions                       --         --           --           --           --           --           --            --
Mortgage-backed securities           --         --           --           --        4,254         5.79%      217,361          6.67%
Equity securities                19,233       6.87%          --           --           --           --           971          8.65%
                               --------                --------                  --------                   --------
       At Fair Value           $ 24,548       6.59%    $ 24,039         6.12%    $114,593         6.80%     $218,332          6.68%
                               --------                --------                  --------                   --------
       At Amortized Cost       $ 24,802                $ 23,653                  $114,081                   $216,053
                               --------                --------                  --------                   --------


(dollars in thousands)                                  Maturity Distribution - Held to Maturity Portfolio
                               -----------------------------------------------------------------------------------------------------
                                     Within                After One But             After Five But                   After
                                    One Year             Within Five Years          Within Ten Years                Ten Years
                               ---------------------   ---------------------   ------------------------     ------------------------
                                 Amount       Yield      Amount        Yield      Amount         Yield        Amount         Yield
                               ---------------------   ---------------------   ------------------------     ------------------------
U.S. Treasury and other
   U.S. Government agencies    $  5,015       7.00%    $  8,994         6.73%    $ 12,283         6.80%     $     --            --
State and political
   subdivisions                   2,300       9.28%       4,551         9.18%      28,808         8.20%       64,226          7.83%
Mortgage-backed securities           --         --          107         8.71%       3,683         7.96%       48,479          6.13%
Other debt securities                --         --           --           --           --           --         6,920          8.27%
                               --------                --------                  --------                   --------
At Amortized Cost              $  7,315       7.72%    $ 13,652         7.56%    $ 44,774         7.80%     $119,625          7.17%
                               --------                --------                  --------                   --------
       At Fair Value           $  7,368                $ 14,037                  $ 45,791                   $120,306
                               --------                --------                  --------                   --------

Loan Portfolio

The following table shows Mason-Dixon's loan distribution at the end of each of the last five years:

                                                                   December 31
(dollars in thousands)                     1998           1997          1996          1995         1994
                                         ---------     ---------     ---------     ---------     ---------
Construction and land development        $  41,262     $  31,427     $  24,202     $  17,286     $  12,543
Residential real estate - mortgage         151,003       186,978       164,656       137,372       100,941
Commercial real estate - mortgage          127,825       136,194       111,724        93,504        56,280
Commercial                                  87,166        88,669        77,579        88,531        15,447
Consumer                                    55,303        17,464        20,575        17,399        11,249
                                         ---------     ---------     ---------     ---------     ---------
   Total Loans                             462,559       460,732       398,736       354,092       196,460
   Unearned income on loans                     (2)         (341)         (572)       (1,142)         (948)
                                         ---------     ---------     ---------     ---------     ---------
       Loans (net of unearned income)    $ 462,557     $ 460,391     $ 398,164     $ 352,950     $ 195,512
                                         =========     =========     =========     =========     =========

The following table shows the amounts of loans outstanding as of December 31, 1998 which, based on the remaining scheduled repayments of principal, are due in the periods indicated. Also included is the sensitivity of loans to interest rate fluctuations at December 31, 1998 for loans due after one year.

                                                 Within       After 1 But       After
(dollars in thousands)                           1 Year      Within 5 Yrs      5 Yrs        Total
                                                 ------      ------------      -----        -----
Construction and land development               $ 13,476       $ 23,183       $  4,603    $ 41,262
Commercial                                        25,203         25,551         36,412      87,166
                                                --------       --------       --------    --------
     Total                                        38,679         48,734         41,015     128,428

Sensitivity of loans due after one year to changes in interest rates:

   Loans at predetermined interest rates        $ 58,124
   Loans at floating or adjustable rates          31,625
                                                --------
Total                                           $ 89,749

Risk Elements

Non-Performing Loans

The following table presents information concerning the aggregate amount of risk elements for the past five years. Risk elements comprise 1) loans accounted for on a non-accrual basis, 2) loans contractually past due ninety days or more as to interest or principal payments, and 3) foreclosed property.

(dollars in thousands)                                                              December 31,
                                                                1998        1997        1996        1995        1994
                                                              --------   --------     --------    --------    --------
Loans accounted for on a non-accrual basis                    $  6,018   $  3,189     $  2,821    $  1,560    $    211
Accruing loans past due 90 days or more                             60        597          214         277          62
Restructured loans                                                 826        221          214          --          --
                                                              --------   --------     --------    --------    --------
     Total nonperforming loans                                   6,904      4,007        3,249       1,837         273
Foreclosed property                                                191        488          304         250          --
                                                              --------   --------     --------    --------    --------
    Total nonperforming assets                                $  7,095   $  4,495     $  3,553    $  2,087    $    273

Nonperforming loans to year-end loans                            1.49%      0.87%        0.82%       0.52%       0.14%
Nonperforming assets to year-end loans and
   foreclosed property                                           1.53%      0.98%        0.89%       0.59%       0.14%
Year-end allowance for credit losses times
   Nonperforming loans                                           1.29 x     1.31 x       1.59 x      2.57 x       9.62 x
Year-end allowance for credit losses times
   Nonperforming assets                                          1.25 x     1.16 x       1.45 x      2.27 x       9.62 x
Interest income which would have been recognized
   under original term                                            278        229          443         220          236
Interest income recognized                                         95        142           29          93          222


Summary of Loss Experience

The following table summarizes Mason-Dixon's loan loss experience for the five years ended December 31:

(dollars in thousands)                                          1998           1997           1996           1995           1994
                                                              --------       --------       --------       --------       --------
Daily Average Loans (net of unearned income)                  $482,300       $432,581       $365,778       $260,511       $194,711
Balance of allowance for credit losses at
  beginning of the year                                       $  5,231       $  5,167       $  4,729       $  2,627       $  2,686

Allowance applicable to loans of purchased company               2,881             --             --          2,355             --
Loans charged-off:
   Construction and Land Development                                --             --             --             --             --
   Residential Real Estate - Mortgage                              216             73            117             40             78
   Commercial Real Estate - Mortgage                                --             33            106             --             --
   Commercial                                                      167            197            336            314             25
   Consumer                                                      3,092            274            177             56            132
                                                              --------       --------       --------       --------       --------
       Total charged-offs                                        3,475            577            736            410            235

Recoveries of loans previously charged-off:
   Construction and Land Development                                --             --             --             --             --
   Residential Real Estate - Mortgage                                3              2              4              7              2
   Commercial Real Estate - Mortgage                                --             27            116             --             --
   Commercial                                                      134            343            144             43              1
   Consumer                                                        442            131             74            107            173
                                                              --------       --------       --------       --------       --------
       Total recoveries                                            579            503            338            157            176

Net loans charged-off                                            2,896             74            398            253             59
Additions to allowance charged to expense                        3,677            138            836             --             --

Balance of allowance for credit losses at
     end of the year                                          $  8,893       $  5,231       $  5,167       $  4,729       $  2,627
Ratio of net charge-offs during period to average
   loans outstanding                                             0.60%          0.02%          0.11%          0.10%          0.03%

Allocation of Allowance for Credit Losses

The allowance for credit losses is based on management's evaluation of historical and anticipated net charge-offs, analysis of non-performing loans, prevailing and anticipated economic conditions, and bank industry standards. In the opinion of management, the allowance is considered adequate based upon its evaluation of the various factors affecting the collectability of loans. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

The allocations do not necessarily reflect the expected future charge-offs applicable to each category.

                                                                        December 31
(dollars in thousands)                   1998             1997              1996               1995             1994
                                    ---------------   --------------   ----------------   --------------   ---------------
                                               As a             As a              As a             As a               As a
                                               % of             % of              % of             % of               % of
                                    Reserve   Loans   Reserve   Loans   Reserve   Loans   Reserve  Loans   Reserve   Loans
Construction and Land Development,
   Commercial Real Estate -
Mortgage, and Commercial(1)          $2,953     55%   $3,189      56%   $4,062      54%   $3,353      56%   $1,866      43%
Residential Real Estate - Mortgage      727     33%      527      40%      553      41%      857      39%      242      51%
Consumer                              3,105     12%      251       4%      133       5%      193       5%      293       6%
Not Allocated                         2,108     N/A    1,264      N/A      419      N/A      326      N/A      226      N/A
                                     --------------   ---------------   ---------------   ---------------   ---------------
   Total Allowance for Credit
     Losses                          $8,893    100%   $5,231     100%   $5,167     100%   $4,729     100%   $2,627     100%
                                     --------------   ---------------   ---------------   ---------------   ---------------

----------
(1) These categories have been consolidated and the reserve amount is based on a detailed analysis of the estimated credit risk for these loan types. The reserve amount is established by evaluating various factors including current economic conditions, the financial condition of the borrower, and the risk elements which may pertain to certain types of loans.

Rate Sensitivity Analysis

December 31, 1998                                              After 3        After 1                        Non-
                                                                Months-         Year-                       Interest
                                                 Within         Within         Within         After        Sensitive
(dollars in thousands)                          3 Months        1 Year        5 Years        5 Years         Funds          Total
                                              --------------------------------------------------------------------------------------
Assets
Federal funds sold                             $    2,363     $       --     $       --     $       --     $       --     $    2,363
Interest bearing deposits in banks                    638             --             --             --             --            638
Investment securities                             101,482         99,957        265,821         99,618             --        566,878
Loans (including loans held for sale)             175,120         52,588        194,444         48,050             --        470,202
Interest sensitivity hedges on assets              15,000             --         (5,000)       (10,000)            --             --
Non-interest earning assets                            --             --             --             --         62,161         62,161
                                              --------------------------------------------------------------------------------------
      Total Assets                             $  294,603     $  152,545     $  455,265     $  137,668     $   62,161     $1,102,242
                                              ----------------------------------------------------------------------------==========
Liabilities and Stockholders' Equity
Interest bearing deposits                      $   71,499     $  205,888     $  242,629     $   25,387     $       --     $  545,403
Short-term borrowings                              41,816             --             --             --             --         41,816
Long-term borrowings                              142,885         52,143         73,285         60,034             --        328,347
Interest sensitivity hedges on liabilities        (22,000)            --         22,000             --             --             --
Non-interest bearing liabilities
      and stockholders' equity                         --             --             --             --        186,676        186,676
                                              --------------------------------------------------------------------------------------
      Total Liabilities and
           Stockholders' Equity                $  234,200     $  258,031     $  337,914     $   85,421     $  186,676     $1,102,242
                                              ----------------------------------------------------------------------------==========

Interest rate sensitivity gap                  $   60,403     $ (105,486)    $  117,351     $   52,247     $ (124,515)

Cumulative interest rate sensitivity gap           60,403        (45,083)        72,268        124,515             --

Cumulative ratio of interest sensitive
  assets to interest sensitive liabilities           1.26           0.91           1.09           1.14           1.00


Assumptions:

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

Deposits

The following schedule presents daily average amounts of deposits by type:

(dollars in thousands)                                   December 31,
                                                1998         1997         1996
                                              --------   ------------   --------
Non-interest bearing demand deposits          $ 90,666     $ 89,488     $ 83,825
Interest bearing demand deposits                58,315       58,169       58,676
Savings deposits                               174,830      184,972      182,857
Time deposits                                  317,714      302,205      286,557
                                              ========     ========     ========
Total Deposits                                $641,525     $634,834     $611,915
                                              ========     ========     ========


The following schedule presents daily average rates paid on deposits by type:

(dollars in thousands)                                   December 31,
                                                1998         1997         1996
                                              --------   ------------   --------
Non-interest bearing demand deposits              --          --            --
Interest bearing demand deposits                2.00%       2.30%         2.58%
Savings deposits                                2.95%       3.22%         3.08%
Time deposits                                   5.62%       5.59%         5.53%
                                                ----        ----          ----
Total Deposits                                  4.39%       4.44%         4.36%
                                                ----        ----          ----


At December 31, the maturity distribution for time deposits issued in amounts of $100,000 or more was:

(dollars in thousands)

3 months or less                                                         $17,306
Over 3 months through 6 months                                             1,534
Over 6 months through 12 months                                           20,152
Over 12 months                                                            11,909
                                                                         -------
   Total                                                                 $50,901
                                                                         =======

Short-Term Borrowings

Short-term borrowings were as follows:

(dollars in thousands)                                    December 31
                                                1998         1997          1996
                                              --------     --------     --------
Average amount outstanding during year        $ 68,729     $ 87,173     $ 45,823
Weighted average interest rate during year       5.50%        5.60%        5.48%
Amount outstanding at year end                $ 41,816     $ 97,203     $ 53,734
Weighted average interest rate at year end       4.70%        5.73%        5.42%
Maximum amount at any month end               $107,529     $119,774     $ 67,607

Return on Equity and Assets

The following table shows net income as a percent of average stockholders' equity and average total assets, as well as certain other ratios for the periods indicated:

                                                                                      December 31,
                                                                    1998                  1997                  1996
                                                                    ----                  ----                  ----
Percentage of net income to:
   Average stockholders' equity                                     13.82%                12.63%                12.27%
   Daily average total assets                                        1.02%                 1.00%                 1.05%

Percentage of tangible net income to:
   Average tangible stockholders' equity                            16.41%                14.51%                14.02%
   Daily average tangible total assets                               1.11%                 1.08%                 1.12%

Percentage of dividends declared per share to net income
   Per common share                                                 32.85%                35.10%                32.60%

Percentage of average stockholders' equity to daily
       average total assets                                          7.36%                 7.88%                 8.54%

Item 2:  Properties

Mason-Dixon Bancshares, Inc. Corporate Office
45 West Main Street
Westminster, MD  21157

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

     Taneytown Office
     4345 Old Taneytown Road
     Taneytown, MD 21787



*    Properties are subject to land leases

**   Properties are leased

Bank of Maryland

     Executive Offices **                            Parole Office**
     502 Washington Avenue                           Route 2 and MD 665
     Towson, MD 21204                                Annapolis, MD 21401

     B & O Office **                                 Perry Hall Office **
     2 North Charles Street                          9650 Belair Road
     Baltimore, MD 21202                             Perry Hall, MD 21236

     Annapolis Office **                             Pikesville Office **
     2661 Riva Road                                  44 E. Sudbrook Lane
     Annapolis, MD 21401                             Baltimore, MD 21208

     Cherryvale Plaza Office **                      Towson Office **
     11700 Reisterstown Road                         600 Washington Avenue
     Reisterstown, MD 21136                          Towson, MD 21204

     Harford County Office **                        Timonium Office **
     333 Baltimore Pike                              2045 York Road
     Bel Air, MD 21014                               Timonium, MD 21093





**   Properties are leased

Rose Shanis Financial Services, LLC

     Executive Offices **                            Catonsville Office **
     11419 Cronridge Drive                           924 Frederick Road
     Suite 10                                        P.O. Box 21197
     Owings Mills, MD  21117                         Baltimore, MD  21228

     Highlandtown Office **                          Glen Burnie Office **
     3605 Eastern Avenue                             7566 Ritchie Highway
     P.O. Box 12059                                  Glen Burnie, MD  21061
     Baltimore, MD  21281
                                                     Essex Office **
     Dundalk Office **                               136 Eastern Boulevard
     1713 Poplar Place                               Baltimore, MD  21221
     P.O. Box 21795
     Baltimore, MD  21222                            Randallstown Office **
                                                     8519 Liberty Road
     Howard Street Office **                         Randallstown, MD  21133
     313 North Howard Street
     P.O. Box 296                                    Bel Air Office **
     Baltimore, MD  21203                            136 Office Street
                                                     Bel Air, MD  21014
     Light Street Office **
     1103 Light Street                               Easton Office **
     Baltimore, MD  21230                            218 North Washington Street
                                                     Suite 17
     Parkville Office **                             Easton, MD  21601
     8301 Harford Road
     Baltimore, MD  21234                            Annapolis Office **
                                                     2621 Riva Road
                                                     P.O. Box 6357
                                                     Annapolis, MD  21401


**   Properties are leased

Mason-Dixon's subsidiaries lease properties from other parties and, during 1998, incurred rental expense of $1,151,000 on these properties. See Note 6 (Premises and Equipment) of the Consolidated Financial Statements.

The premises occupied or leased by Mason-Dixon and its subsidiaries are considered to be well located and suitably equipped to serve as financial services facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to Mason-Dixon's business.

Item 3:  Legal Proceedings

     Mason-Dixon is a party to litigation related to its business. In the opinion of management, the ultimate liability, if any, resulting from these matters would not have a significant effect on Mason-Dixon's consolidated financial position, results of operations, or liquidity.


Item 4:  Submission of Matters to a Vote of Securities Holders

None

Item 4A:  Executive Officers

Mason-Dixon Bancshares, Inc.:

NAME                          AGE       HIRE DATE            CURRENT POSITION
----                          ---       ---------            ----------------
William B. Dulany              71     April, 1970            Chairman of the Board for the last five years.

Thomas K. Ferguson             56     September 13, 1965     President and Chief Executive Officer for the last five
                                                             years.

Michael L. Oster               46     September 2, 1986      President and Chief Executive Officer of Carroll County Bank
                                                             for the previous two years, held various executive positions for prior three years.

Hunter F. Calloway             50     April 8, 1996          President of Bank of Maryland. Senior Vice President of
                                                             Commercial Lending the past three years. Senior Vice
                                                             President - Real Estate lending with NationsBank for the
                                                             prior two years.

A. Gary Rever                  46     January 28, 1991       President of Mason Dixon Business Services, LLC, a recently formed operations subsidiary. Chief Financial Officer of
                                                             Bank of Maryland for previous five years.

Mark A. Keidel                 37     August 17, 1987        Held various accounting positions for Carroll County Bank
                                                             since 1987 and has been Senior Vice President/Chief
                                                             Financial Officer for the last four years. Also, Vice
                                                             President/Chief Financial Officer for Mason-Dixon for the
                                                             last four years.

Gerald G. Alsentzer            51     June 26, 1989          Senior Vice President and Director of the Human Resources
                                                             Division for the last five years.

M. Lee Primm                   57     May 13, 1974           Senior Vice President and Director of Retail Operations for
                                                             Carroll County Bank for the last five years.

Part II


Item 5:  Market for Registrant's Common Stock and Related Stockholders Matters

Common Stock Data -- Annual Stockholders Report, page 20, incorporated herein by reference.

Limits on Dividends and Other Payments

     Both federal and state laws impose restrictions on the ability of the bank subsidiaries to pay dividends to Mason-Dixon. In general, bank regulatory agencies have the ability to prohibit proposed dividends by a bank if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Division of Financial Regulation, from surplus in excess of 100% of required capital stock after providing for all expenses, losses, interest, and taxes that are due or accrued.

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


Item 6:  Selected Financial Data

Five Year Comparative Summary -- Annual Stockholders Report, page 5, incorporated herein by reference.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Stockholders Report, pages 6-20, incorporated herein by reference. See also recent developments in Item 1.


Item 7a:  Quantitative and Qualitative Disclosures About Market Risk

Annual Stockholders Report, pages 12-14, incorporated herein by reference.


Item 8:  Financial Statements and Supplementary Data

Financial Statements and related notes are included in the Annual Stockholders Report, pages 21-43, incorporated herein by reference.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Part III

Item 10:  Directors and Executive Officers of the Registrant

Directors

The following table provides certain information regarding each Director of Mason-Dixon:

--------------------------------------------------------------------------------------------------------------
                                           PRINCIPAL OCCUPATION                                       DIRECTOR
            NAME                          DURING PAST FIVE YEARS                       AGE             SINCE
--------------------------------------------------------------------------------------------------------------
CLASS I DIRECTORS (TERM EXPIRES IN 1999)

MIRIAM F. BECK                  Retired Administrator - Carroll County Board of        67               1991
                                Education; Officer-Director - Highland View Cemetery
                                Assoc., Inc.; Director and Treasurer - Carroll
                                County  Health Services Corporation; Director -
                                Carroll Community College Foundation; Trustee -
                                Carroll Hospice; Director - Carroll County Bank.

THOMAS K. FERGUSON              President and Chief Executive Officer of Mason-Dixon.  56               1991


EDWIN W. SHAUCK                 Retired April 1990 as Executive Vice President         73               1991
                                Carroll County Bank; Director - Carroll County
                                Health Services Corporation; Director - Carroll
                                County Bank.

STEVENSON B. YINGLING           President/Owner - Yingling General Tire Service,       57               1992
                                Inc.; Director - Carroll County Bank.


CLASS II DIRECTORS (TERM EXPIRES IN  2000)

DAVID S. BABYLON, JR.           Retired Accountant - Tax Consultant;                   75                1991
                                Vice Chairman of the Board of Directors - Carroll
                                County Bank.

R. NEAL HOFFMAN                 Managing Partner - Hoffman, Comfort, Galloway &        56                1995
                                Offutt, LLP, Attorneys-At-Law; Board of Trustees -
                                Carroll Lutheran Village; Director - Carroll County
                                Bank; Board of Trustees, Carroll County General
                                Hospital Foundation, Inc.

J. WILLIAM MIDDELTON            Chairman - Middelton, Limberg & Co., Inc., a           67                1998
                                business consulting firm; Director - Medical Group
                                Holdings, Inc.; Director - Medical Mutual Liability
                                Insurance Society of Maryland; Director - ProAd
                                Medical Insurance Company;  Director - Bank of
                                Maryland.

DONALD H. CAMPBELL              President and CEO - First State Packaging, Inc.,       62                1995
                                Salisbury, MD; Director - Bank of Maryland.


CLASS III DIRECTORS (TERM EXPIRES IN 2001)

WILLIAM B. DULANY               Managing Partner - Dulany & Leahy, LLP,                71                1991
                                Attorneys-At-Law; Chairman of the Board and Director
                                - Mutual Fire Insurance Company of Carroll County;
                                Trustee and Member Executive Committee - Western
                                Maryland College; Chairman of Board and Director -
                                Episcopal Ministries To The Aging, Inc. (Fairhaven,
                                Copper Ridge,

                                and related entities), Sykesville, MD; Trustee -
                                Maryland Historical Society; Chairman of the Board of Directors - Mason-Dixon and Carroll County
                                Bank.

S. RAY HOLLINGER                Chairman - W. H. Davis Co. t/a Davis Buick-GMC         68                1991
                                Truck; President - Davis Library, Inc.; Director -
                                Community Foundation of Carroll County, Inc.;
                                Director - Carroll County Bank.

JAMES C. SNYDER                 Retired.  Previously engaged in manufacturing and      68                1991
                                distribution of truck equipment; Director - Carroll
                                County Bank.

HENRY S. BAKER, JR.             Self-employed management consultant; Chairman of the   72                1995
                                Board of Directors of Bank of Maryland; Chairman,
                                AAA Maryland; Chairman, Keswick Multi Care Center;
                                Director, AAA MidAtlantic, Keystone Insurance Co.,
                                and Keystone Insurance Company of New Jersey.

Executive Officers

     The list of Executive Officers described under Part I, Item 4A, under the heading "Executive Officers", is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities and Exchange Act of 1934, as amended, requires that Mason-Dixon's directors and executive officers and persons who own more than 10% of Mason-Dixon's Common Stock file with the Securities and Exchange Commission ("SEC") an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Common Stock. To Mason-Dixon's knowledge, all reports required to be filed by such persons have been filed on a timely basis. Mason-Dixon believes that all of its directors and executive officers complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1998.

Item 11:  Executive Compensation

     The following table summarizes the remuneration earned in 1998 and the prior two years by the Chief Executive Officer ("CEO") of Mason-Dixon and by any other executive officer whose total remuneration in the last fiscal year exceeded $100,000 and who performed a policy-making function for Mason-Dixon.

===========================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
===========================================================================================================================

                                                                                Long-Term Compensation         All Other
                                       Annual Compensation                            Awards                 Compensation(c)
                             -------------------------------------------       --------------------------------------------
                                                                               Restricted   Securities
Name and                                                       Other Annual       Stock     Underlying
Principal Position           Year    Salary(a)     Bonus      Compensation(b)   Awards(c)  Options/SARs(d)
------------------           ----    ---------     -----      ---------------   ---------  ---------------
Thomas K. Ferguson           1998    $183,753    $       0      $  5,308        $      0       7,259            $   31,685
President and CEO of         1997    $170,872    $  14,744      $  5,633        $      0       2,547            $        0
Mason-Dixon                  1996    $170,366    $  16,107      $  4,629        $ 32,193       4,500            $        0

Michael L. Oster             1998    $162,719    $   5,138      $  5,528        $  8,712       1,108            $   14,989
President and CEO            1997    $137,875    $   3,237      $  4,716        $  4,918         953            $        0
of Carroll County Bank       1996    $114,781    $       0      $  3,750        $      0           0            $        0

H. David Shumpert            1998    $216,145    $  36,017      $ 18,008        $ 11,088       1,408            $  455,180
President and CEO of         1997    $180,350    $ 110,000      $  6,095        $      0           0            $        0
Bank of Maryland             1996    $166,528    $  95,000      $  5,411        $      0           0            $        0

A. Gary Rever                1998    $133,800    $   3,515      $  7,138        $  5,973         760            $   12,133
Executive Vice President,    1997    $ 95,127    $  46,600      $  1,087        $      0           0            $        0
CFO and Secretary of         1996    $ 89,159    $  45,000      $  1,065        $      0           0            $        0
Bank of Maryland

Mark A. Keidel               1998    $105,771    $   3,358      $  3,578        $  5,742         728            $    8,196
Vice President and CFO       1997     $89,558    $       0      $  3,078        $  3,022         581            $        0
of Mason-Dixon               1996     $77,577    $       0      $  2,986        $      0           0            $        0

NOTES:

(a)  Includes base salary plus amounts deferred under the Management Deferred Compensation Plan. Mr. Ferguson deferred the following amounts during the years shown: 1998 - $27,000; 1997 - $18,000; 1996 - $54,450; Mr. Oster deferred $8,702 in
     1998, $4,918 in 1997, and $1,515 in 1996; Mr. Keidel deferred $6,346 in 1998.

(b)  For 1998, includes $4,702, $5,036, $5,694, $3,969,and $3,255, reflecting  matching contributions to Mr. Ferguson,
     Mr. Oster, Mr. Shumpert, Mr. Rever, and Mr. Keidel, respectively, to each of their ESIP accounts. For 1997, includes
     $5,028, $4,270, $3,566, $926, and $2,745, reflecting matching contributions to Mr. Ferguson, Mr. Oster, Mr. Shumpert,
     Mr. Rever, and Mr. Keidel, respectively, to each of their ESIP accounts. For 1996, includes $3,748, $3,398, $3,350,
     $880, and $2,704, reflecting matching contributions to Mr. Ferguson, Mr. Oster, Mr. Shumpert, Mr. Rever, and Mr.
     Keidel, respectively, to each of their ESIP accounts. Also includes, for 1998, $12,000, representing the value of the use of a company automobile for Mr. Shumpert, and $3,000 representing an automobile allowance for Mr. Rever. Remaining amounts are attributable to the group term life insurance coverage premiums paid for each named executive officer.

(c)  For Mr. Ferguson, for shares awarded in 1996, represents 1,533 restricted shares of Common Stock, valued at $21.00 per share as of December 27, 1996, the date of grant, all of which are vested. For Mr. Oster, for shares awarded in 1997, represents 249 restricted shares of Common Stock, valued at $19.75 per share as of February 12, 1997, the date of grant, with a four year vesting term; for shares awarded in 1998, represents 264 restricted shares of Common Stock, valued at $33.00 per share as of
     January 27, 1998, the date of grant, with a 1 year vesting term. For Mr. Shumpert, for shares awarded in 1998, represents 336 restricted shares of Common Stock, valued at $33.00 per share as of January 27, 1998, the date of grant, with a 1 year vesting term. For Mr. Rever, for shares awarded in 1998, represents 181 restricted shares of Common Stock, valued at $33.00 per share as of January 27, 1998, the date of grant, with a 1 year vesting term. For Mr. Keidel, for shares awarded in 1998, represents
     174 restricted shares of Common Stock, valued at $33.00 per share as of January 27, 1998, the date of grant, with a three year vesting term; for shares awarded in 1997, represents 152 restricted shares of Common Stock, valued at $19.75 per share as of
     February 12, 1997, the date of grant, with a four year vesting term. Restricted stock holders are entitled to exercise the voting rights associated with, and to collect any dividends on, all such shares. The value of the aggregate restricted stock holdings (whether or not vested) as of December 31, 1998 is $44,840, $15,122, $9,974, $5,294, and $5,090, for Mr. Ferguson, Mr.
     Oster, Mr. Shumpert, Mr. Rever and Mr. Keidel, respectively.

(d)  The exercise price for options awarded is $33.00, $19.75 and $21.00 per share, for 1998, 1997, and 1996 respectively, a price equal to the mid-point of the bid and ask prices on NASDAQ as of the grant date.

(e)  Represents amounts contributed in 1998 for fiscal year 1997 by Mason-Dixon under the Supplemental Executive Retirement
     Plan (SERP), for Mr. Shumpert, also includes a one-time severance payment.
===========================================================================================================================

     The following table sets forth information regarding stock options to purchase Mason-Dixon's Common Stock granted to the named executives during 1998:

================================================================================================================
                                        Option Grants in Fiscal Year 1998
----------------------------------------------------------------------------------------------------------------
                                        Individual Grants
                    ---------------------------------------------------------
                                              Percent of Total
                    Number of Securities       Options Granted     Exercise
                    Underlying Options         to Employees in      or Base      Expiration      Grant Date
Name                     Granted (1)             Fiscal Year      Price ($/Sh)      Date     Present Value $(2)
----                --------------------      ----------------    -----------    ----------  ------------------
Thomas K. Ferguson        7,259                    55.9%            $33.00        1-27-08        $90,738

Michael L. Oster          1,108                     8.5%            $33.00        1-27-08        $13,850

H. David Shumpert         1,408                    10.8%            $33.00        1-27-08        $17,600

A. Gary Rever               760                     5.9%            $33.00        1-27-08        $ 9,500

Mark A. Keidel              728                     5.6%            $33.00        1-27-08        $ 9,100

NOTES:

(1)  Options were granted on January 27, 1998, at a price equal to the mid-point of the bid and ask prices on
     NASDAQ as of the grant date and are exercisable in three increments on January 27, 1998, 1999, and 2000.

(2)  This value, calculated by utilizing the Modified Black-Scholes American option-pricing model, assumes a
     5.69% risk-free interest rate, 10-year expected life, 30% expected volatility of the stock, and 2.06%
     expected dividend yield on the stock.
================================================================================================================


     The following table sets forth information regarding the number and value of underlying unexercised stock options held by the named executives as of December 31, 1998.

================================================================================================================
                       Aggregated Option Exercises in 1998 and 1998 Year End Option Values
----------------------------------------------------------------------------------------------------------------
                                          Number of Securities
                                         Underlying Unexercised             Value of Unexercised
                                       Options at Fiscal Year-End          In-the-Money Options at
                                                  (#)                       Fiscal Year-End ($)(1)
                                     ------------------------------     ------------------------------
Name                                 Exercisable      Unexercisable     Exercisable      Unexercisable
----                                 -----------      -------------     -----------      -------------
Thomas K. Ferguson                      9,467             4,839         $ 61,321           $ 8,065

Michael L. Oster                        1,005             1,056         $  6,042           $ 3,011

H. David Shumpert                         469               939         $      0           $     0

A. Gary Rever                             253               507         $      0           $     0

Mark A. Keidel                            631               678         $  3,686           $ 1,833

NOTES:

(1)  Represents the total gain which would be realized if all in-the-money options held at December 31, 1998 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the fair market value of the shares at December 31, 1998 of
     $29.25 per share.
================================================================================================================

Severance, Key Employee Retention and Supplemental Executive Retirement Plans

     Effective November 1, 1997, Mason-Dixon adopted an updated, uniform severance plan for Mason-Dixon and its banking subsidiaries. The plan was restated in its entirety and represents a continuation of the prior Carroll County Bank and Trust Company Severance Plan with the Bank of Maryland adopting this restated plan as well, on the effective date. The Mason-Dixon Severance Plan now reflects updated eligibility criteria allowing for increased coverage and flexibility of use by the individual participating employer, while providing for a common schedule of severance benefits using a formula based on the number of full years of service.

     Under the plan, eligible employees who are not officers are eligible for one week of base pay for each full year of service, but in no event less than eight weeks nor more than 13 weeks; appointed/elected officers (bank and corporate secretaries, assistant vice presidents, officers, and senior officers) are eligible for one week of base pay for each full year of service with a minimum of 13 weeks and a maximum of 26 weeks; vice presidents and managing directors are eligible for two weeks of base pay for each full year of service with a minimum of 26 weeks and a maximum of 39 weeks; and other elected officers (senior vice presidents, executive vice president, president/CEO) are eligible for a flat 52 weeks of base pay. Effective July 1998, the plan was amended by the Board of Directors to provide 104 weeks of base pay for any bank or corporate president or CEO who has been employed in that position for at least 5 years. All participants are also eligible to continue to receive the same group term life and health insurance benefits until the termination of the severance payments or the employee becomes eligible under another group plan.

     In addition, in July 1996, Mason-Dixon's Board of Directors adopted a Key Employee Retention Plan (the "Retention Plan"). Mason-Dixon adopted and modified Carroll County Bank's Retention Plan to provide certain incentives to attract and retain key employees of Mason-Dixon and all of its participating subsidiaries.

     The Retention Plan provides severance benefits (including health insurance) in the event a participant's employment is terminated or if the participant resigns for good cause as a result of a change in control of Mason-Dixon. The Retention Plan provides that participants with less than five years of service may receive 12 months of base salary; participants with five to 10 years of service may receive 24 months of base salary; and participants with more than 10 years of service may receive 36 months of base salary; provided that 50% of these benefits are reduced by any amount the participant may be eligible for under any other severance plan of or similar benefit from Mason-Dixon. The remaining 50% of the separation payments will be reduced by any amount which the participant receives, or is entitled to receive, from other employment, including self employment, during the time that the employee is receiving benefits from the Retention Plan. Finally, the amounts payable under the Retention Plan are limited so that the aggregate present value of all payments to be received by the participant upon termination may not exceed 2.99 times the participant's average annual compensation for the preceding five years.

     Effective October 23, 1996, Mason-Dixon's Board of Directors adopted a Supplemental Executive Retirement Plan (SERP), administered by Mason-Dixon's Compensation Committee, which has discretionary authority over the plan. The plan is performance based and directly linked to Mason-Dixon and its subsidiary banks attaining or exceeding their respective pre-established annual goals. Effective for 1998, the ratio of actual to budgeted earnings per share attributable to Mason-Dixon's banking affiliates is the key factor in determining the SERP contribution. The SERP was established to provide supplemental income to the participant at an estimated rate of 10% of the participant's final base pay at age 65, assuming 30 years of service. Any amounts credited to a participant's SERP account are deferred through a rabbi trust; such amounts are restricted during the term of the participant's employment.

Pension Plan

     Carroll County Bank sponsors a non-contributory defined benefit Pension Plan and Trust (the "Pension Plan") which covers eligible employees of Carroll County Bank. The Pension Plan also covers employees of Mason-Dixon who are covered by the Pension Plan as employees of Carroll County Bank at the time they become employees of Mason-Dixon.

     The Pension Plan provides a pension benefit value that is calculated by multiplying years of credited service by a percentage multiplier (ranging from 7% to 11% per year of service), the result of which is multiplied by final average compensation. The pension benefit value is then converted into a monthly benefit. No participant's monthly benefit will be less than his/her accrued benefit as of June 1, 1997.

     Benefits eligibility is as follows: normal retirement at age 65; early retirement after completing 10 years of service and attaining age 55; vested benefits after completing five years of service; and actuarial reduction of benefits for commencement before age 65.

     The Pension Plan Table below shows estimated annual benefits payable upon retirement to qualified persons in the specified remuneration and years-of-service categories if such retirement had occurred on December 31, 1998. The benefits listed are calculated as a life annuity and are not integrated with Social Security or subject to other offsets. Compensation, as defined in the Pension Plan, reflects each participant's total compensation, including overtime, incentives and bonuses, as well as pre-tax contributions through payroll deductions to Sections 401(k) and 125 Plans as provided by the Internal Revenue Code of 1986 ("Code").

================================================================================
                            ESTIMATED ANNUAL BENEFITS
                                Years of Service

      FAC*              10               15               20               25
    -------           ------           ------           ------            ------
    $20,000           $1,301           $2,081           $2,948           $3,902
     30,000            1,975            3,121            4,422            5,852
     40,000            2,909            4,623            6,511            8,572
     50,000            3,906            6,184            8,678           11,390
     60,000            4,903            7,744           10,846           14,208
     70,000            5,900            9,305           13,013           17,025
     80,000            6,897           10,866           15,181           19,843
     90,000            7,894           12,426           17,349           22,661
    100,000            8,891           13,987           19,516           25,479
    110,000            9,888           15,547           21,684           28,297
    120,000           10,885           17,108           23,851           31,114
    130,000           11,882           18,669           26,019           33,932
    140,000           12,879           20,229           28,186           36,750
    150,000           13,876           21,790           30,354           39,568
    160,000           14,873           23,350           32,521           42,385

* Final Average Compensation, computed as the average of annual compensation for the five consecutive years (out of the most recent ten years) for which compensation is the highest.
================================================================================

     Covered compensation under the Pension Plan includes those amounts shown in the Summary Compensation Table as to Mason-Dixon's President and CEO, with the exception of amounts deferred through the Management Deferred Compensation Plan. Covered compensation for 1998 is limited to $160,000. As of December 31, 1998, Mr. Ferguson had accumulated 25 years of credited service toward retirement.

Compensation Committee Report

     The fundamental philosophy of Mason-Dixon's executive compensation program is to provide competitive compensation opportunities for its executive officers which is based both on the individual's contribution and on Mason-Dixon's performance. Compensation levels are designed to attract, retain, and reward executive officers who are capable of leading Mason-Dixon in achieving its business objectives in an industry characterized by complexity, competitiveness, and constant change. The compensation of Mason-Dixon's key executives is established by and reviewed regularly for continued relevance by the Compensation Committee, and actions taken are reported in summary form to the full Board of Directors.

     Annual compensation for Mason-Dixon's President/CEO, and other executive officers, consists of two elements: 1) base salary, and 2) both annual and long-term incentives or bonuses. These are awarded in the form of cash and/or stock, are variable in amount, fluctuate in value annually, and are linked directly to individual and Mason-Dixon's corporate goals attainment.

     For Mr. Ferguson, Mason-Dixon's President/CEO, cash incentives provided during 1996 represented 9.4% of base salary. In 1997 and 1998, no cash incentive was provided; however, consistent with the Committee's executive compensation strategy, stock options were awarded reflecting an amount to help make up the difference in value for a base pay gap, compared to a selected external banking peer group, and to reflect a performance bonus award, in lieu of cash. These stock grants represent, in aggregate, 53% of Mr. Ferguson's base salary as of year end 1997, and 51% of his 1998 base salary, which was increased by 4%. The Committee determined that this compensation was warranted in view of Mason-Dixon's and its subsidiaries meeting or exceeding certain business goals during 1997. For example, key profitability goals were met or exceeded for the year, including return on equity and earnings per share. Return on assets, net income, and net interest margin were less than goal for the year, primarily because of management's emphasis on increasing earnings per share and return on equity, as well as volatility of pricing, and strong regional competition for quality loans. Compared on a year to year basis, return on equity, earnings per share, and net income increased significantly while return on assets and net interest margin decreased somewhat.

     Both base salary and the variable portion of compensation is closely linked to Mason-Dixon's performance. The variable compensation element is directly contingent upon Mason-Dixon's goal attainment, and provides the executive the opportunity to make up the difference between their base salary and comparable base salaries paid by similarly situated commercial and retail banking organizations. Beginning in 1997 and updated for 1998, the Compensation Committee of the Board formalized a system of paying incentives to Mason-Dixon's CEO and other executive officers based on Mason-Dixon's performance, exclusive of extraordinary events, in the following areas: return on assets, return on equity, ratio of net overhead to average assets, efficiency ratio, net income, net charge-offs and non-performing loans as a percentage of outstanding, and regulatory ratings.

     The Compensation Committee has implemented an executive salary structure for executive officers which includes the assignment of salary grades for individual officers. Additionally, the Committee has established a long-term goal of compensating executive officers with a mix of base salary plus variable compensation based upon Mason-Dixon's performance. The goal is to provide 60% of compensation as base salary and 40% as variable or incentive based. The purpose of this structure is to align the executives' pay opportunities with increased values returned to stockholders. The executive salary structure was developed through identification of and comparison with regional and local peer groups consisting of commercial banks and holding companies having an asset size and performance characteristics comparable to Mason-Dixon. Finally, various other performance indicators are used to establish executive officer compensation, including achievement of individual and divisional goals, satisfactory or better audit and regulatory reviews and examinations, asset quality, and increases in per share earnings, dividends and book value.

     The performance of Mason-Dixon's Common Stock during the past fiscal year is reflected in the following Performance Graph. The Compensation Committee considers the performance of the common stock in determining compensation for Mason-Dixon's President/CEO but is not weighted heavily in view of the historically limited trading activity.

                                       BY THE COMPENSATION COMMITTEE:

                                       Edwin W. Shauck
                                       Miriam F. Beck
                                       Henry S. Baker, Jr.
                                       S. Ray Hollinger
                                       Stevenson B. Yingling

Director Compensation

     For 1998, Mason-Dixon paid its non-employee directors a fee of $5,000, except for Mr. Dulany, the Chairman of the Board, who received a fee of $12,500. Directors, whose ownership interest in Common Stock was less than .5% of all outstanding shares, received 50% of the fee in cash other than Mr. Dulany, who received 80% of his fee in cash. Messrs. Babylon, Hoffman, and Shauck elected to receive their fees in cash since their ownership interest exceeded the minimum
 .5% requirement. Each non-employee Mason-Dixon Director received in 1998 an option to purchase 706 shares at an exercise price of $29.75 per share, the fair market value at the time of grant, exercisable as follows: 236 shares on January 2, 1998, 235 shares on January 2, 1999, and 235 shares on January 2, 2000.

     As of October 28, 1998 non-employee directors who attend special board meetings are paid an additional $150.00 per meeting. Two special board meetings were held in the last quarter of 1998.

     Those directors who were also directors of Carroll County Bank received an additional fee of $10,000 in that capacity, except for Messrs. Dulany and Babylon, the Chairman and Vice Chairman, who received additional fees of $40,000 and $11,500 respectively. Mr. Baker, in his capacity as Chairman of the Board of Bank of Maryland, received an additional $20,000. Mr. Middelton and Mr. Campbell, in their capacities as directors of Bank of Maryland, received $400 per meeting attended, or $4,400 and $3,200 respectively. Any non-employee director of Mason-Dixon and each participating subsidiary may defer all or a portion of his or her director's fees.

     In addition to meeting as a group, certain members of the Board of Directors also devote their time to certain standing committees. The Board of Directors has established two standing committees: The Compensation Committee and the Audit Committee. Each member of the Compensation Committee received an annual fee of $1,600. Audit Committee members do not receive any additional fee for their service on the committee.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee currently serves as an officer of Mason-Dixon or any of its subsidiaries. However, Mr. Edwin Shauck, currently a Mason-Dixon and Carroll County Bank director, is a retired Executive Vice President of Carroll County Bank.

Performance Graph

     The performance graph shown below compares the cumulative total return to Mason-Dixon's stockholders over the most recent five-year period with the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and a peer group selected by Mason-Dixon. The peer group is made up of publicly traded bank holding companies in Maryland, Virginia, Pennsylvania, Delaware, and the District of Columbia with total assets between $500 million and $2.5 billion. This peer group was added to facilitate stock performance comparisons between Mason-Dixon and a comparable group based on asset size and geography. Returns are shown on a total return basis, assuming the reinvestment of dividends. Mason-Dixon's Common Stock was listed on the NASDAQ National Market System effective April 1, 1993.

  COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN MASON-DIXON BANCSHARES, INC.,
             NASDAQ COMPOSITE INDEX, NASDAQ BANK INDEX & PEER GROUP


 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE CHART IN THE PRINTED MATERIAL.]

--------------------------------------------------------------------------------
             12/31/93    12/31/94    12/31/95   12/31/96    12/31/97    12/31/98
--------------------------------------------------------------------------------
Mason-Dixon   $100.00     $109.78     $137.71    $148.89     $220.00     $222.81
--------------------------------------------------------------------------------
NASDAQ        $100.00      $97.75     $138.26    $170.01     $208.58     $293.21
Composite
--------------------------------------------------------------------------------
NASDAQ Bank   $100.00      $99.64     $148.38    $195.91     $328.02     $324.90
Index
--------------------------------------------------------------------------------
Peer Group*   $100.00     $101.00     $127.00    $139.00     $222.00     $218.00
--------------------------------------------------------------------------------

Assumes $100 invested on January 1, 1994 in Mason Dixon Bancshares, Inc., NASDAQ Composite Index, NASDAQ Bank Index & Peer Group.

* Peer group includes bank holding companies in DC, DE, MD, PA and VA with assets between $500 million and $2.5 billion.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following tables reflect the beneficial ownership of Mason-Dixon Common Stock, $1.00 par value, ("Common Stock") by directors and executive officers of Mason-Dixon and by each person that, to the knowledge of management, beneficially owns more than 5% of the Common Stock as of the February 26, 1999. Unless otherwise indicated below, and except for shares described below held in the Non-Employee Directors Deferred Compensation and Fee Plan (the "Directors Plan") or the Management Deferred Compensation Plan (the "Management Plan") which are voted by Mason-Dixon, each person specified below has sole investment and voting power (or shares such power with his or her spouse) with regard to the shares set forth in the following table. Shares of Common Stock subject to options held by directors and executive officers that are exercisable within 60 days are included in such director's or executive officer's beneficial ownership and in the beneficial ownership of the group. The address of each of the persons named below is the address of Mason-Dixon.

          Name                           Number of Shares       Percent of Class
          ----                           ----------------       ----------------
  David S. Babylon, Jr.                     44,425   (1)               *
  Henry S. Baker, Jr.                        4,748   (2)               *
  Miriam F. Beck                            17,836   (3)               *
  Donald H. Campbell                        10,903   (4)               *
  William B. Dulany                         20,180   (5)               *
  Thomas K. Ferguson                        51,566   (6)               1.0%
  R. Neal Hoffman                           75,031   (7)               1.5%
  S. Ray Hollinger                          13,871   (8)               *
  J. William Middelton                         745   (9)               *
  Edwin W. Shauck                           45,000  (10)               *
  James C. Snyder                           13,964  (11)               *
  Stevenson B. Yingling                      8,126  (12)               *

  Named Executive Officers

  Michael L. Oster                           6,726  (13)               *
  H. David Shumpert                            336                     *
  A. Gary Rever                              6,510  (14)               *
  Mark A. Keidel                             8,492  (15)               *

  All Directors and Executive
   Officers as a group (22 persons)        349,616                     7.0%

  * Signifies less than 1% of the Common Stock

----------
(1)  Includes 1,021 shares held in the Directors Plan.

(2) Includes 509 shares held in the Directors Plan and 471 shares that may be purchased upon the exercise of stock options.

(3) Includes 3,639 shares held jointly with her husband, Edward R. Beck, 9,564 shares held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options.

(4) Includes 3,667 shares held by his wife, Isabelle T. Campbell, 914 shares held by a company controlled by Mr. Campbell, 827 shares held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options.

(5) Includes 1,002 shares held by his wife, Winifred S. Dulany, 415 shares held by his daughter, Anne French Dulany, 176 shares held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options. Mr. Dulany disclaims beneficial ownership as to the Common Stock held by his wife and daughter.

(6) Includes 4,303 shares held by his wife, Sandra L. Ferguson, 19,636 shares held in the Employee Savings and Investment Plan, 15,768 shares that may be purchased upon the exercise of stock options, and 6,931 shares held in the Management Plan.

(7) Includes 1,575 shares held by his wife, Nancy L. Hoffman, 4,243 shares held as trustee under a trust agreement, and 21,284 shares held as co-trustee under the will of his father. Mr. Hoffman disclaims beneficial ownership as to the Common Stock held by his wife.

(8) Includes 1,280 shares held by his wife, Joan R. Hollinger, 3,203 shares held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options.

(9) Includes 74 shares held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options.

(10) Includes 43,500 shares held jointly with his wife, Mary Jane Shauck.

(11) Includes 1,168 shares held by his wife, Dolores J. Snyder, 4,632 shares held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options.

(12) Includes 263 shares held jointly with his son, Edward R. Yingling, 263 shares held jointly with his daughter, Elizabeth A. Yingling, 263 shares held jointly with his daughter, Stacy L. Yingling, 3,482 held in the Directors Plan, and 471 shares that may be purchased upon the exercise of stock options.

(13) Includes 2,530 shares that may be purchased upon the exercise of stock options, 258 shares held in the Management Plan, and 2,923 shares held in the Employee Savings and Investment Plan.

(14) Includes 3,507 shares held jointly with his wife, Mary Rever, 345 shares held in the Management Plan, and 961 shares held in the Employee Savings and Investment Plan, and 1,213 shares that may be purchased upon the exercise of stock options.

(15) Includes 719 shares held jointly with his wife, Leslie J. Keidel, 445 shares held in the Management Plan, 2,979 shares held in the Employee Savings and Investment Plan, 1,502 shares held by his wife, Leslie J. Keidel, and 2,001 shares that may be purchased upon the exercise of stock options.

Other Beneficial Owners

      Name                                 Number of Shares    Percent of Class
      ----                                 ----------------    ----------------
Carroll County Bank and Trust Company           377,706            7.44%

     Carroll County Bank holds shares of Common Stock in a fiduciary capacity for numerous trusts and agency accounts and other fiduciary accounts. Carroll County Bank may be deemed a "beneficial owner" of certain of these shares because of its power to vote or direct the voting of, or to dispose or direct a disposition of, such shares, even if these powers are shared with co-fiduciaries and others. The full Board of Directors of Carroll County Bank, acting as the Trust Committee, reviews quarterly the minutes and actions of the Trust Investment Committee, which Committee reviews all individual trust accounts.

The Board of Directors of Mason-Dixon has no power to directly or indirectly vote Mason-Dixon Common Stock held in such accounts, except shares held under the Directors Plan and the Management Plan; all other shares are voted by Mason-Dixon Trust Company (a division of Carroll County Bank) in its sole discretion. As of December 31, 1998, the Trust Company had sole voting power with respect to approximately 128,595 shares of Mason-Dixon Common Stock, which represents approximately 2.5% of the issued and outstanding shares of Common Stock, and sole investment power with respect to approximately 115,381 shares of Mason-Dixon Common Stock, which represents 2.3% of the issued and outstanding shares of Common Stock.

BB&T Agreement

     On January 27, 1999, Mason-Dixon entered into a definitive agreement to be acquired by and merged into BB&T Corporation ("BB&T"), a North Carolina corporation and bank holding company. The agreement is subject to various regulatory approvals, and approval by Mason-Dixon's stockholders. Upon approval, Mason-Dixon stockholders will receive 1.30 shares of BB&T common stock for each share of Mason-Dixon common stock. As a condition to the definitive agreement, Mason-Dixon granted an option which allows BB&T to purchase up to 1,006,868 shares of Mason-Dixon's common stock. The exercise price of the option is $40.00 per share. BB&T can exercise the option only if another party attempts to acquire control of Mason-Dixon.

Item 13:  Certain Relationships and Related Transactions

     Mason-Dixon, through its subsidiaries, has had in the past, and expects to have in the future, banking transactions in the ordinary course of business with directors and executive officers on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with other unaffiliated persons and, in the opinion of management, these transactions do not and will not involve more than the normal risk of collectability or present other unfavorable features.

Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on 8-K

(a)  Documents filed as part of this report:

     (1) The following financial statements of the Registrant, included on pages 21 through 43 of the registrants 1998 Annual Report to Stockholders, are incorporated herein by reference in item 8:
          Consolidated Balance Sheets -- December 31, 1998 and 1997 Consolidated Statements of Income -- Years ended December 31, 1998, 1997, and 1996 Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1998, 1997, and 1996

          Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996 Notes to Consolidated Financial Statements -- Years ended December 31, 1998, 1997, and 1996 Report of Independent Auditors for the year ending December 31, 1998

     (2) Financial statement schedules are omitted from this 10-K since the required information is not applicable to the Registrant.

     (3)  Listing of Exhibits:

          The following documents are attached as Exhibits to this Form 10-K as indicated by the Exhibit number or are incorporated by reference to the prior filings of the Registrant with the Commission.

         Form 10-K Exhibit #    Exhibit
         -------------------    -------
             Exhibit 3(i)*      Certificate of Incorporation
             Exhibit 3(ii)**    Bylaws of the Corporation
             Exhibit 13         Annual Report to Stockholders
             Exhibit 21         List of Registrant's Subsidiaries
             Exhibit 23         Consent of Independent Auditors
             Exhibit 27         Financial Data Schedule (Filed electronically)
             Exhibit 99         Risk Factors

               * Exhibit 3(i) is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by Mason-Dixon with the Securities and Exchange Commission on October 15, 1991.

               ** Exhibit 3(ii) is incorporated herein by reference to the identically numbered exhibit to the 1997 Form 10-k filed by Mason-Dixon with the Securities and Exchange Commission on March 31, 1998.

Item 14(b)

     On October 16, 1998, Mason-Dixon filed on Form 8-K its announcement that it had entered into an agreement to acquire Sterling Bancorp, a privately held, Baltimore-based bank holding company. This event was reported under Item 5 on Form 8-K

     On January 8, 1999, Mason-Dixon filed on Form 8-K its announcement that it had completed its acquisition of Sterling Bancorp, a privately held, Baltimore-based bank holding company. This event was reported under Item 5 on Form 8-K.

     On January 29, 1999, Mason-Dixon filed on Form 8-K its announcement that it had entered into an Agreement and Plan of Reorganization with BB & T Corporation of Winston-Salem, North Carolina. Under the terms of this agreement, Mason-Dixon would be acquired by BB & T Corporation. This event was reported under Item 5 on Form 8-K.

Item 14(c)

See Item 14(a)(3) above.

Item 14(d)

See item 14(a)(2) above.

Signatures

     Pursuant to the registration requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MASON-DIXON BANCSHARES, INC.
                                         ---------------------------
                                                 (Registrant)


Date: March 24, 1999                   By      /s/ Thomas K. Ferguson
                                           ------------------------------

Date: March 24, 1999                   By         /s/ Mark A. Keidel
                                           ------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Babylon, Jr.          Director               Date:  March 24, 1999
--------------------------------

/s/ Miriam F. Beck                 Director               Date:  March 24, 1999
--------------------------------

/s/ William B. Dulany              Director               Date:  March 24, 1999
--------------------------------

/s/ R. Neal Hoffman                Director               Date:  March 24, 1999
--------------------------------

/s/ S. Ray Hollinger               Director               Date:  March 24, 1999
--------------------------------

/s/ Edwin W. Shauck                Director               Date:  March 24, 1999
--------------------------------

/s/ Stevenson B. Yingling          Director               Date:  March 24, 1999
--------------------------------