Form 10-Q
period 1999-03-31
MASON DIXON BANCSHARES INC/MD
filed 1999-05-17
CIK 879558

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                         Commission File Number 0-20516
                        --------------------------------


                          MASON-DIXON BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


Maryland                                                          52-1764929
---------                                                        ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)


45 W. Main Street, Westminster, Maryland                            21157
----------------------------------------                           -------
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

The number of shares outstanding of the registrant's common stock on March 31, 1999: Common Stock, $1.00 Par Value --- 5,072,841

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                          MASON-DIXON BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(dollars in thousands)                                                               March 31, 1999     Dec. 31, 1998
                                                                                     --------------    -------------
ASSETS
   Cash and due from banks                                                           $       22,442     $      22,642
   Interest bearing deposits in other banks                                                   2,058               638
   Federal funds sold                                                                         4,948             2,363
   Investment securities available for sale (AFS) - at fair value                           418,606           381,512
   Investment securities held to maturity (HTM) - at amortized cost
     (fair value of $186,079 and $188,522 respectively)                                     183,267           185,366
   Loans held for sale                                                                        2,185             7,645
   Loans (net of unearned income of $336 and $2)                                            505,275           462,557
       Less:  Allowance for credit losses                                                   (10,019)           (8,893)
                                                                                     --------------     -------------
          Loans, net                                                                        495,256           453,664
   Premises and equipment                                                                    15,524            15,213
   Other real estate owned                                                                      508               388
   Deferred income taxes                                                                      8,731             5,697
   Mortgage servicing and sub-servicing rights                                                2,134             2,213
   Intangible assets                                                                         11,416             6,654
   Accrued interest receivable and other assets                                              19,705            18,247
                                                                                     --------------     -------------

       Total Assets                                                                  $    1,186,780     $   1,102,242
                                                                                      =============      ============

LIABILITIES

   Non-interest bearing deposits                                                     $       98,399     $      94,946
   Interest bearing deposits                                                                608,232           545,403
                                                                                     --------------     -------------
       Total deposits                                                                       706,631           640,349
   Short-term borrowings                                                                     61,905            41,816
   Long-term borrowings                                                                     326,396           328,347
   Accrued expenses and other liabilities                                                     9,924             9,591
                                                                                     --------------     -------------

       Total Liabilities                                                                  1,104,856         1,020,103
                                                                                     --------------     -------------

STOCKHOLDERS' EQUITY

   Common stock - $1.00 par value, authorized:
      10,000,000 shares, issued and outstanding:
      5,072,841 shares (1999) and 5,071,682 shares (1998)                                     5,073             5,072
   Surplus                                                                                   35,697            35,738
   Retained earnings                                                                         41,098            39,535
   Accumulated other comprehensive income                                                        56             1,794
                                                                                     --------------     -------------

       Total Stockholders' Equity                                                            81,924            82,139
                                                                                     --------------     -------------

       Total Liabilities and Stockholders' Equity                                    $    1,186,780     $   1,102,242
                                                                                      =============      ============

                          MASON-DIXON BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                             Three Months Ending
(dollars in thousands)                                                               March 31, 1999   March 31, 1998
                                                                                     --------------   --------------
INTEREST INCOME
   Interest and fees on loans                                                         $    12,567      $      11,959
   Interest on deposits in other banks                                                         61                 15
   Interest on federal funds sold                                                             171                284
   Interest and dividends on investment securities:
       Taxable interest on mortgage-backed securities                                       4,833              4,404
       Other taxable interest and dividends                                                 3,104              1,844
       Tax exempt interest and dividends                                                    1,372              1,172
                                                                                     ------------     --------------
   Total interest income                                                                   22,108             19,678
                                                                                     ------------     --------------

INTEREST EXPENSE Interest on deposits:
   Time certificate of deposit of $100,000 or more                                            516                424
   Other deposits                                                                           5,729              5,768
                                                                                     ------------     --------------
   Total interest on deposits                                                               6,245              6,192

Interest on short-term borrowings                                                             734              1,581
Interest on long-term borrowings                                                            4,783              2,673
                                                                                     ------------     --------------
   Total interest expense                                                                  11,762             10,446
                                                                                     ------------     --------------

Net interest income                                                                        10,346              9,232

Provision for credit losses                                                                   264                317
                                                                                     ------------     --------------
Net interest income after provision for credit losses                                      10,082              8,915
                                                                                     ------------     --------------

OTHER OPERATING INCOME
   Service charges on deposit accounts                                                        480                537
   Trust Division income                                                                      445                381
   Gain/(Loss) on sale of securities                                                          147                311
   Gain on sale of mortgage loans                                                             542                436
   Gain on sale of branches                                                                     0                  0
   Other income                                                                               710                763
                                                                                     ------------     --------------
       Total other operating income                                                         2,324              2,428
                                                                                     ------------     --------------

OTHER OPERATING EXPENSES
   Salaries and employee benefits                                                           5,428              4,905
   Net occupancy expenses of bank premises                                                    805                692
   Furniture and equipment expenses                                                           521                483
   Legal and professional fees                                                                206                220
   FDIC insurance expense                                                                      19                 20
   Outside data processing expense                                                            322                341
   Amortization of mortgage sub-servicing rights                                               76                104





   Amortization of other intangible assets                                                    218                104
   Other expenses                                                                           1,630              1,093
                                                                                     ------------     --------------
       Total other operating expenses                                                       9,225              7,962
                                                                                     ------------     --------------

Income before income taxes                                                                  3,181              3,381
Income tax expense                                                                            654                870
                                                                                     ------------     --------------
NET INCOME                                                                           $      2,527     $        2,511
                                                                                      ===========      =============

Per Share Data:
   Cash Dividend Paid                                                                $       0.19     $         0.17

   Net Income (Basic)                                                                $       0.50     $         0.49
   Net Income (Diluted)                                                              $       0.50     $         0.49
   Average Shares Outstanding (Basic)                                                   5,074,214          5,079,326
   Average Shares Outstanding (Diluted)                                                 5,090,242          5,084,788

                          MASON-DIXON BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the period ended March 31, 1999 and 1998


(dollars in thousands)                                                                      1999                   1998
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income                                                                        $            2,527     $            2,511
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                 381                    406
       Amortization of mortgage sub-servicing rights                                                 76                    104
       Amortization of intangibles                                                                  208                    104
       Net accretion of purchase accounting adjustments                                            (234)                   (96)
       Provision for credit losses                                                                  264                    317
       Provision for deferred taxes                                                              (1,941)                     0
       Proceeds from sales of investment securities - Trading                                         0                     20
       Originations of loans held for sale                                                       (4,654)               (16,900)
       Proceeds from sales of loans held for sale                                                10,656                 12,316
       Net gain on sale of assets/liabilities                                                      (649)                  (782)
       Net (increase) decrease in accrued interest receivable and other assets                   (2,485)                (1,225)
       Net increase (decrease) in accrued expenses and other liabilities                            201                    965
       Other - net                                                                                   34                     (4)
                                                                                     ------------------     ------------------

                   Net cash provided by operating activities                                      4,384                 (2,264)
                                                                                     ------------------     ------------------

Cash Flows From Investing Activities
   Proceeds from maturities of investment securities - HTM                                       16,945                 16,322
   Purchases of investment securities - HTM                                                     (14,840)               (10,576)
   Proceeds from maturities of investment securities - AFS                                       44,189                 24,652
   Proceeds from sales of investment securities - AFS                                            19,953                 26,025
   Purchases of investment securities - AFS                                                     (93,395)               (50,145)
   Net (increase) decrease in loans                                                               2,393                    585
   Capital expenditures                                                                            (364)                  (521)
   Proceeds from sale of assets/liabilities                                                           0                     49
   Acquisitions of subsidiaries, net of cash acquired                                             6,985                (14,993)
                                                                                     ------------------     ------------------

                   Net cash used by investing activities                                        (18,134)                (8,602)
                                                                                     ------------------     ------------------

Cash Flows From Financing Activities
   Net increase (decrease) in deposits                                                              433                 16,893
   Net increase (decrease) in short-term borrowings                                              20,089                 (9,057)
   Proceeds from long-term borrowings                                                             2,160                 20,000
   Repayments of long-term borrowings                                                            (4,123)                (1,878)
   Issuance of additional shares of common stock                                                    100                    200
   Repurchase of common stock                                                                      (140)                     0
   Dividends paid                                                                                  (964)                  (863)
                                                                                     ------------------     ------------------

                   Net cash provided by financing activities                                     17,555                 25,295
                                                                                     ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                                              3,805                 14,429
Cash and cash equivalents at beginning of year                                                   25,643                 37,963
                                                                                     ------------------     ------------------

Cash and cash equivalents at end of period                                           $           29,448     $           52,392
                                                                                      =================      =================

                          MASON-DIXON BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the period ended March 31, 1999 and 1998


                                                                                              Accumulated
                                                                                                 Other             Total
                                            Common                         Retained         Comprehensive      Stockholders'
(dollars in thousands)                      Stock         Surplus           Earnings            Income             Equity
                                             -----        -------          --------            ------            ------

Balance at December 31, 1997            $   5,077         $    35,948      $    32,275         $      2,149     $      75,449

Net Income (1st quarter 1998)                   -                   -            2,511                    -             2,511

Other comprehensive income, net of
 tax: unrealized loss on securities                                                                    (315)             (315)

Cash Dividend @ $.17 per share                  -                   -             (863)                   -              (863)

Issuance of additional shares of
 common stock                                   6                 194                -                    -               200
                                        -------------------------------------------------------------------------------------

Balance at March 31, 1998                   5,083              36,142           33,923                1,834            76,982

Net Income (2nd,3rd,4th quarters 1998)          -                   -            8,300                    -             8,300

Other comprehensive income, net of
 tax: unrealized loss on securities                                                                     (40)              (40)

Cash Dividend @ $.53 per share                  -                   -           (2,688)                   -            (2,688)

Issuance of additional shares of
  common stock                                 21                 583                                                     604

Repurchase of shares of common stock          (32)               (987)               -                    -            (1,019)
                                       ---------------------------------------------------------------------------------------

Balance at December 31, 1998                5,072              35,738           39,535                1,794            82,139

Net Income (1st quarter 1999)                   -                   -            2,527                    -             2,527

Other comprehensive income, net of tax:
 unrealized loss on securities                                                                       (1,738)           (1,738)

Cash Dividend @ $.19 per share                  -                   -             (964)                   -              (964)

Issuance of additional shares of stock          4                  96                -                    -               100

Repurchase of shares of common stock           (3)               (137)               -                    -              (140)
                                       --------------------------------------------------------------------------------------

Balance at March 31, 1999               $   5,073         $    35,697      $    41,098         $         56     $      81,924
                                       =======================================================================================


                          MASON-DIXON BANCSHARES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Certain amounts for prior periods have been reclassified to conform to current period presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Note 2.   Mergers and Acquisitions

         On January 5, 1999, Mason-Dixon completed the acquisition of Sterling Bancorp, a privately held commercial bank headquartered in Baltimore, Maryland. Sterling Bancorp was the parent company of Sterling Bank & Trust Co., which operated four branches; one in Baltimore City, two in Baltimore County (Pikesville and Timonium) and one in Anne Arundel County (Annapolis). On February 12, 1999, Mason-Dixon merged Sterling Bank & Trust Co. into Bank of Maryland and simultaneously closed the branch offices in Pikesville and Baltimore City, servicing existing customers of these branches through nearby Bank of Maryland locations. The acquisition was paid for in cash totaling $10,300,000 and will be accounted for as a purchase in accordance with APB 16. At December 31, 1998, Sterling Bancorp had consolidated assets approximating $73,800,000, liabilities of $67,200,000 and stockholders' equity of $6,600,000. Sterling recorded a net loss for 1998 of $250,000 before merger related expenses. Goodwill associated with the purchase will be amortized over 15 years using the straight-line method.

         On January 27, 1999, Mason-Dixon entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T") of Winston-Salem, North Carolina. The agreement allows for the acquisition of Mason-Dixon by BB&T. The terms of the agreement call for stockholders of Mason-Dixon to receive 1.3 shares of BB&T common stock for each common share of Mason-Dixon. The acquisition will be structured as a tax-free exchange and accounted for as a pooling-of-interests. The transaction is subject to various regulatory approvals and approval by Mason-Dixon stockholders. In conjunction with the agreement, Mason Dixon entered into a Stock Option Agreement which grants BB&T the option to purchase up to 1,006,868 common shares of Mason-Dixon at a price per share of $40.00. Under the conditions of the Agreement and Plan of Reorganization, Mason-Dixon is not permitted to issue any new shares of common stock other than those permitted under Mason-Dixon's Omnibus Stock Plan without prior written consent of BB&T. Additionally, Mason-Dixon may not issue any new debt, enter into any long-term contracts or operate outside its normal course of business without written consent from BB&T.

Note 3.  Investment Securities

       (dollars in thousands)
                                                          Available-for-Sale                           Held-to-Maturity
                                                    March 31, 1999           March 31, 1998        March 31, 1999   March 31, 1998
                                                    --------------           --------------        --------------   --------------

       U.S. Treasury securities and agency notes      $ 139,777               $    68,569          $    19,994         $   33,016
       Obligations of U.S. government agencies           99,016                   117,399               10,031             13,536
       Obligations of states and political subdivisions       0                         0              110,850             86,279
       Collateralized mortgage obligations              157,689                    49,746               35,477             59,004
       Other securities                                  22,033                    10,359                6,915              6,429
       Unrealized gains (losses)                             91                     2,989                    0                  0
                                                    -----------               -----------          -----------         ----------

           Total Investment Securities                $ 418,606               $   249,062          $   183,267         $  198,264
                                                    ===========               ===========          ============        ===========


Note 4.  Loans (Net of Unearned Income)

       (dollars in thousands)                                        March 31, 1999       March 31, 1998
                                                                     --------------       --------------

       Construction and Land Development                             $    47,799          $    36,188
       Residential Real Estate-Mortgages                                 172,280              186,782
       Commercial Real Estate-Mortgages                                  143,461              134,036
       Commercial                                                         89,354               87,269
       Consumer                                                           52,381               60,336
                                                                     -----------          -----------

          Total Loans                                                $   505,275          $   504,611
                                                                     ===========          ===========


Note 4.  Allowance for Credit Losses

       (dollars in thousands)                                            1999                  1998
                                                                     -----------          -----------

       Balance at January 1                                          $     8,893          $     5,231
       Provision for the year                                                264                  317
       Recoveries on loans                                                   210                   42
                                                                     -----------          -----------
          Total                                                            9,367                5,590

       Less loans charged off                                              1,070                   52
       Allowance of purchased company                                      1,722                2,923
                                                                     -----------          -----------

       Balance at March 31                                           $    10,019          $     8,461
                                                                     ===========          ===========


The appropriateness of the allowance for possible credit losses is determined based on a quarterly detailed review of the loan portfolio, off-balance sheet commitments, and recent economic projections.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This section of the report may contain forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Certain statements are included which may relate to management's beliefs, expectations, anticipation's and plans concerning, among other things, economic trends, interest rates, the Year 2000 issue, and other matters. Such statements are subject to numerous uncertainties including the effects of monetary policies, regulatory changes, levels of inflation, unemployment, consumer confidence and the health of commercial and residential real estate values in Mason-Dixon's market area. There can be no assurance that future events will develop in accordance with any forward looking statements contained herein.

SUMMARY

         Mason-Dixon Bancshares, Inc. ("Mason-Dixon") reported net income of $2.527 million for the first quarter of 1999, an increase over the $2.511 million reported for the first quarter of 1998. On a per share basis (both basic and diluted), net income equaled $.50 for the first quarter of 1999 compared to $.49 for 1998, up 2%.

         For the quarter, annualized return on average assets was .86% in 1999 compared to 1.00% for 1998, while return on average stockholders' equity equaled 12.86% compared to 13.47% for the same period for 1998.

         Results for the first quarter include Sterling Bancorp, which Mason-Dixon acquired on January 5, 1999. The acquisition is being accounted for under the purchase method of accounting therefore historical results have not been restated to include Sterling Bancorp's Statement of Condition or Results of Operations for periods prior to 1999. Sterling Bank and Trust Co., Sterling Bancorp's subsidiary, operated as a separate affiliate of Mason-Dixon from the date of acquisition through February 12, 1999, at which time it was merged into Mason-Dixon's Bank of Maryland affiliate. Mason-Dixon recorded approximately $4.3 million in goodwill associated with the acquisition and is amortizing this amount over 15 years using the straight-line method.

         For the quarter, net interest income increased $1,114,000 (+12%) due to normal growth in earning assets, and from the acquisition of Sterling Bank & Trust Co. in January of 1999 and Rose Shanis Financial Services in February of 1998. Non-interest income decreased by $104,000 (+4%) as a result of lower gains on sales of securities, which declined by $164,000. Other operating expenses increased $1,263,000 (+16%) due to normal expense growth and additional expenses for Sterling Bank & Trust Co. and Rose Shanis.

STATEMENT OF CONDITION

         Total assets at March 31, 1999 were $1.187 billion, up 13% over last year. Loans totaled $505 million, equal to last year. Deposits increased by 6% to $707 million. Excluding the changes in loans and deposits related to the sale of 5 branches of Mason-Dixon's Bank of Maryland affiliate in June of 1998 and the acquisition of Sterling Bank & Trust Co., loans grew approximately $15 million (+3%), while deposits grew $61 million (+9%). Stockholders' equity totaled $82 million.


INCOME STATEMENT - FIRST QUARTER

         Net interest income increased by $1.114 million (12%) due to normal growth in earning assets and from the acquisition of Sterling Bancorp. The net interest margin on earning assets decreased 5 basis points to 4.06%. Average earning assets increased $153 thousand (16%) while interest bearing liabilities increased $146 thousand (17%).

         Total other operating income decreased 4% or $104 thousand. Service charge income decreased by $57 thousand, largely due to the sale of five branches of Mason-Dixon's Bank of Maryland affiliate in June of 1998. Gains on sales of mortgage loans grew by $106 thousand or 24% due to higher loan origination of the Mortgage Banking Division of Carroll County Bank and Trust Company (Mason-Dixon Bancshares Mortgage Company). Trust Division income grew by $64 thousand or 17% due to growth in accounts under management. Securities gains decreased by $164 thousand. Other operating income decreased by $53 thousand also due to the sale of branches.

         Total other operating expenses increased by $1.263 million or 16% due to the additional expenses of the Rose Shanis (acquired February 1998) and Sterling Bancorp (acquired January 1999). Most categories of other operating expenses increased as a result of the acquisitions.

CAPITAL ADEQUACY

         At the end of the quarter, the Company's capital leverage ratio was 7.80%, down from 8.87% at the end of the year. Tier 1 and Total Risk-based ratios were 12.91% and 15.96% respectively compared to 14.99% and 18.30% at December 31, 1998. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based, and 10% for Total Risk-based capital. Decreases in the various capital adequacy ratios were largely the result of the January 1999 purchase of Sterling Bancorp. This acquisition was an all cash purchase accounted for under the purchase method of accounting, therefore, no equity was issued in the acquisition, and the recorded goodwill totaled approximately $4.3 million. As a result, qualifying levels of capital decreased, while assets associated with the merger increased Mason-Dixon's total assets and risk-adjusted assets. This combination resulted in lower capital ratios.

MARKET RISK DISCLOSURES - INTEREST RATE SENSITIVITY

         At the end of the quarter, Mason-Dixon had an estimated one year negative gap of $28 million on a consolidated basis, which was less than 3% of assets. The negative one year gap at the end of the last quarter was $45 million or 4% of total assets. This position reflects a low level of interest rate risk and would indicate longer term earnings would decrease somewhat with higher levels of interest rates. Management believes the overall rate sensitivity position is appropriate for current rate conditions.

       Mason-Dixon tests its interest rate sensitivity through the deployment of simulation analysis. An earnings simulation model is used to estimate what effects specific interest rate changes would have on one year of net interest income. Derivative financial instruments, such as interest rate swaps, are included in the analysis. Interest rate caps and floors on certain products are included to the extent they become effective within one year. Changes in prepayment assumptions have been included where changes in payment behavior pattern is assumed to be different to the simulation. Call features on certain securities are based on their projected call probability in view of the assumed rate environment. At March 31, 1998 Mason-Dixon's estimated earnings profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate increase in interest rates, Mason-Dixon's pretax net interest income would increase by $249 thousand (1%) if rates were to increase by 100 basis points, and decline by $759 thousand (2%) should rates fall by 100 basis points.

YEAR 2000 PREPAREDNESS

       This is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998. Mason-Dixon continued its progress in preparing for the Year 2000 through the first quarter. The Year 2000 Issue is the result of computer programs and equipment which are dependent on using two digits rather than four to define any particular year. Any of Mason-Dixon's computer programs or other equipment that are date dependent may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.

       Mason-Dixon has had in place a task force which has been preparing information technology (IT) systems, as well as non-IT systems for two years. Representatives of the task force regularly update Mason-Dixon's Senior Management and Board of Directors with progress reports which outline progress and future timetables for completion of critical phases of the Year 2000 project. Mason-Dixon adopted a Year 2000 plan developed by its task force in accordance with guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC). Mason-Dixon expects that all phases of its Year 2000 plan will be completed by the deadlines established by the FFIEC.

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

       During  the  most  recent  quarter,   the  project  progressed  with  the
renovation and/or replacement of systems to achieve Year 2000 readiness and the testing of critical and non-critical systems.

       Test scripts were completed for testing critical software as of December 31, 1998. Mason-Dixon has completed testing of a significant number (71%) of systems as of March 31, 1999 and expects to complete testing all critical applications by June 30, 1999. Mason-Dixon expects to complete testing all systems (critical and non-critical) by September 30, 1999. From vendor responses and/or certifications of Year 2000 compliance, Mason-Dixon has determined that several critical IT and non-IT systems will have to be modified to achieve Year 2000 readiness or be replaced with Year 2000 compliant systems. Mason-Dixon does not perform in-house programming, and thus is dependent on external vendors to modify customized software code. Mason-Dixon's primary supplier of data processing services had adopted a Year 2000 plan and timetable and has provided written assurances to Mason-Dixon of its progress and intention to achieve Year 2000 readiness of both its standard system and customized computer code by March 31, 1999. Mason-Dixon expects that non-compliant systems will be replaced or renovated prior to January 1, 2000.

       The contingency planning phase of Mason-Dixon's Year 2000 project began during the third quarter of 1998 and was completed by the end of January 1999. This process incorporates both Business Redemption Plans and Business Resumption Plans. Business Redemption Plans identify alternative vendors with the capacity to convert systems which are not Year 2000 compliant to compliant systems prior to the end of 1999. Business Resumption Plans establish manual procedures capable of processing critical systems where transactions or volumes are limited in the event of the most reasonably likely worst case scenario. Contingency plans will be tested by September 30, 1999.

       The expected cost of modifications and replacements to non-compliant systems is currently estimated to be between $700,000 and $1,000,000 and is being funded through operating cash flows. Through March 31, 1999, direct expenses related to the Year 2000 issue have been $623,000 and does not include any internal personnel costs. In the second quarter of 1998, Mason-Dixon recorded a charge to earnings of $700,000 for these estimated costs.

       During the second quarter of 1998, Mason-Dixon completed a review of the Year 2000 readiness of all significant borrowers. Mason-Dixon has determined that the ability of some of Mason-Dixon's customers to repay their obligations to Mason-Dixon may be impaired by their ability to remedy their own Year 2000 issues. Mason-Dixon does not anticipate that such impairment will be significant enough to materially impact its financial position. Mason-Dixon's monitoring of credit risk attributable to the Year 2000 issue continued through the remainder of 1998, and resulted in a year-to-date increase in the allowance for credit losses of approximately $918,000.

       Mason-Dixon has distributed surveys to determine the Year 2000 readiness of significant funds providers to Mason-Dixon. Responses have been received from a significant number of these providers, however, since Mason-Dixon's assessment process is not yet complete, the potential for unplanned reductions in the availability of funds from significant funding sources that have not taken appropriate steps to manage their own Year 2000 problems exists. Most of the significant funds providers are banks or bankers' banks which are subject to regulatory oversight relating to the Year 2000 issue. Follow-up and assessment of the Year 2000 readiness of significant funds providers will continue until determination of Year 2000 readiness is made. Contingency plans will be developed to provide alternative funding sources should funds providers fail to provide adequate assurance of Year 2000 readiness.

       Management of Mason-Dixon believes that the potential effects on Mason-Dixon's internal operations of the Year 2000 problem can and will be addressed prior to the year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the year 2000, the Year 2000 problem could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include Mason-Dixon temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of Mason-Dixon to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have material adverse effects on Mason-Dixon.

       Ultimately, the success of Mason-Dixon's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that Mason-Dixon undertakes, but also on the efforts undertaken by businesses, government entities, and other independent entities who provide data to, or receive data from, Mason-Dixon, such as borrowers, vendors, or deposit customers. In particular, Mason-Dixon's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Year 2000 issue on borrowers could result in increases in problem loans and credit losses in future years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

         The Mason-Dixon Board of Directors has scheduled Mason-Dixon's Annual Meeting of Stockholders currently for July 12, 1999, at 10:00 a.m., at the Wakefield Valley Golf Club, 1000 Fenby Farm Road, Westminster, Maryland 21158 to
(1) consider and vote upon a proposal to approve the Agreement and Plan of Reorganization, dated January 27, 1999 (the "Merger Agreement') between Mason-Dixon and BB&T Corporation, a North Carolina corporation ("BB&T") and related plan of merger, pursuant to which Mason-Dixon will merge with and into BB&T (the "Merger") and each share of common stock of Mason-Dixon then outstanding will be converted into the right to receive 1.30 shares of common stock of BB&T, plus cash in lieu of any fractional share interest; (2) to elect four Class I directors of Mason-Dixon to serve until the earlier of the effective time of the Merger, the 2002 Annual Meeting of Stockholders, or such time as their respective successors are elected and qualified; and (3) to transact such other business as may be properly brought before the meeting or at any and all adjournments or postponements thereof. If a stockholder intended to present a stockholder proposal at the Annual Meeting pursuant to SEC Rule 14a-8 (for inclusion in the Mason- Dixon proxy statement), the stockholder must have notified Mason-Dixon of such intention by May 5, 1999. If a stockholder intends to present a stockholder proposal at the Annual Meeting in a manner other than the inclusion of the proposal in Mason-Dixon's proxy statement, the proxy holders named by Mason-Dixon may exercise their discretionary voting authority on the matter in accordance with their best judgment unless the stockholder notified Mason-Dixon of such intention by May 5, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits

       3.2 Mason-Dixon Bancshares, Inc. Bylaws, Restated on November 27, 1996, and Amended on October 22, 1997, January 28, 1998, April 18, 1998, January 25, 1999, and April 14, 1999, filed herewith.

       27 Financial Data Schedule, filed electronically herewith.


       b.  Reports on Form 8-K

       On January 8, 1999, Mason-Dixon filed on Form 8-K its announcement that it had completed its acquisition of Sterling Bancorp, a privately held, Baltimore-based bank holding company. This event was reported under Item 5 on Form 8-K.

       On January 29, 1999, Mason-Dixon filed on Form 8-K its announcement that it had entered into an Agreement and Plan of Reorganization with BB&T Corporation of Winston-Salem, North Carolina. Under the terms of this agreement, Mason-Dixon would be acquired by BB&T Corporation. This event was reported under item 5 on Form 8-K.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MASON-DIXON BANCSHARES, INC.

   May 13, 1999                      /s/ Thomas K. Ferguson
                                     ------------------------------
                                     By:  Thomas K. Ferguson
                                          President/Chief Executive Officer


   May 13, 1999                      /s/ Mark A. Keidel
                                     --------------------------------
                                     By:  Mark A. Keidel
                                          Vice President/Chief Financial Officer




F7532.600